Form 10KSB
period 1999-12-31
FARWEST GROUP INC
filed 2000-04-17
CIK 1098584

U. S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-KSB
          (Mark One)
           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended     December 31, 1999

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to


          Commission file number      0-28291

                                 Far West Group, Inc.
                    (Name of small business issuer in its charter)

                 Arizona                                   86-0867960
          (State or other jurisdiction of       (I.R.S. Employer Identification
          incorporation or organization)         No.)

          1665 E. 18th Street, Tucson, AZ                    85719
          (Address of principal executive office)          (Zip Code)

          Issuer's telephone number (520) 740-1119

          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class              Name of each exchange on which
                                                registered

          Securities registered pursuant to Section 12(g) of the Act:

                             $.0001 par vale common stock
                                   (Title of class)

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
          such filing requirements for the past 90 days.  Yes    No

               Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

          State issuer's revenues  for its most recent fiscal year     None.

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days.

          March 31, 2000                           $7,138,821

          State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

                        7,003,532 share as of March 31, 2000.

          If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.,
          Part I, Part II, etc.) into which the documents incorporate: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification Transitional Small Business Disclosure Format
          (Check one). Yes    ; No    .

          PART I

          Item 1:  Description of Business.

          Organization

          Far West Group Inc. (The Company or "FarWest") was organized under the laws of the state of Nevada in July 1996. In July of 1996, the Company was merged with Pro Vantage Corporation, an inactive public Company which was incorporated in the State of Florida in 1992. FarWest was the surviving Company in that merger. Concurrently, the FarWest Pump Company ("Pump Company"), an Arizona corporation formed in 1986 became a wholly owned subsidiary of the Company. From July 1996 through December 31, 1998, the Company operated FarWest Pump Company as an operating subsidiary. The operations of Pro Vantage were discontinued in July 1996, immediately following the merger with FarWest Group, Inc. as of January 1, 1999, the Company had no operating subsidiaries.

          In March of 1999, the Company's Board of Directors agreed to accept an offer from Pump Company management to acquire the outstanding shares of the Pump Company, retroactive to January 1, 1999. The stock sales agreement was completed in May of 1999 for deferred payments totaling $270,000 to be paid to the Pump Company for assuming all existing liabilities,

          Current Transactions

          In late December 1999, the Company entered into a multi-step investment contract with Asea Brown Boveri, Inc. (ABB). In the investment agreement, ABB agreed to purchase from the Company 250,000 shares of the Company's common stock at a purchase price of $2.00 per share on or before December 31, 1999. That purchase was completed and provided resources for the Company's activities.

          In addition, ABB purchased an additional 250,000 shares of the Company's common stock at a purchase price of $2.00 per share in February 2000. ABB also received options to acquire an additional 250,000 shares of FarWest Group common stock at a purchase price of $2.00 per share on each of March 30, 2000 and April 30, 2000. On April 10, 2000, the Company received notification from ABB that it would not exercise the equity options, which eliminated any other options which ABB would have maintained if such equity options had been exercised. ABB currently is the largest non-management shareholder of the Company with 500,000 shares of common stock reflecting approximately seven (7%) percent equity position in the Company.

          Technology

          In January 1997, the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionizaton Technology (CDT). (That technology is described below.) The manufacturing and marketing license is effective for the life of the patents (up to 17 years), with most such patents expiring in the year 2010. To maintain the license the Company must make contracted minimum annual royalty payments to Lawrence

          Livermore, in the amount of $25,000 per year. Although the Company has in the past failed to make the minimum annually royalty payment when due, the Company has recently brought its obligations to Lawrence Livermore current and has made all minimum royalty payments due. The agreement provides that Lawrence Livermore can terminate the license agreement in the event that the Company fails to perform its obligations under the agreement by giving the Company sixty (60) days written notice within which to cure its obligations under the license agreement. The Company has never received such a notice from Lawrence Livermore. In the future, as the Company begins active
          production   of  products  covered   by  license   from  Lawrence
          Livermore, the Company will owe Lawrence Livermore royalty payments varying from one (1%) percent of product revenue to a maximum of five (5%) percent of product revenue. The variation is determined by the volume of sales, as well as the use of different portions of the Lawrence Livermore technology in products which are the source of the revenues which determine the royalties that must be paid. Although FarWest is the only licensee for the carbon aerogel technology which is the basis of the Company's capacitive deionization technology, the license is non-exclusive in that Lawrence Livermore could license other entities to use some or all of the technology covered by the existing license with the Company.

          The Company's capacitive deionization technology, or CDT, uses deionization to convert a contaminated water supply into a "clean" water stream and a waste stream. As implemented by the Company, the technology involves coating pairs of electrodes with a carbon coating known as carbon aerogel. The carbon aerogel is porous and has an extremely high ratio of ion collection area to surface area, due to the structure of the aerogel. The ion collection area presented by carbon aerogel is greater than 60,000 times the surface area of the electrode. In the Company's system, a salt water or impure water stream is passed through an electrostatic field established between pairs of electrodes coated with carbon aerogel. The negative electrode attracts positively charged ions, such as calcium or magnesium, while the positive electrode attracts negatively charges ions such as chloride or nitrate. Those ions are pulled out of suspension of the water stream and held by the electrodes in the carbon aerogel, until either the power is turned off or the electrode charge is reversed. As a result, with a relatively low application of energy, the Company's technology is able to remove a wide variety of contaminants or other molecules from a water steam through the creation and holding of charged particles.

          The Lawrence Livermore license authorized FarWest to manufacture, market and enhance the CDT, specifically in the fields of:

          Desalination and Brackish Water
          Groundwater Remediation
          Pure Water for Boiler Applications
          Ultra Pure Water for Manufacturing
          Nuclear Waste Remediation
          Medical Application
          Bottled Water for Drinking

          The aerogel product licensed from Lawrence Livermore Laboratories in January 1997 operated at low voltage levels (compatible with solar energy sources) with resulting favorable operating economics, but the cost of manufacture with the original technology was too expensive to be commercially competitive. Therefore, initial Company efforts were focused on cost reduction programs. Those programs, aimed at reducing the manufacturing cost of carbon aerogel, included improvement related to utilizing equally effective but less costly materials as a base for the carbon aerogel and developing systems which allow the waste stream to access both sides of carbon aerogel, as opposed to the single side of carbon aerogel which could be accessed in the form in which the technology was developed by Lawrence Livermore. In addition, the Company continues its efforts to develop proprietary improvements to further reduce the cost of manufacturing and operation of the CDT system.

          FarWest has completed development of its first release CDT unit and plans to commence in-house prototype manufacture and construction of demonstration and pilot water treatment plants for clients during fiscal year 2000.

          Development

          Since 1997, FarWest has increased the cost-effectiveness of the original aerogel product by approximately 15 times. The Company had research and development expense of $234,000 in 1998 and over $500,000 in 1999. The Company believes that its current version of the CDT product is competitive with other water remediation methods, particularly for brackish water (up to 10,000 parts total dissolved solids (TDS) per million), in light of its low power and other operating cost advantages. CDT, as developed by the Company, has been reviewed by Lawrence Livermore and several large companies familiar with Reverse Osmosis and other water treatment systems. Officials from foreign governments such as Jordan and South Africa have indicated an interest in the
          Company's technology and the response from those government officials, as well as the interest in the technology shown by multi-national companies, lead the Company to believe that the technology will be competitive. The Company believes that CDT is the only available economically viable alternative to Reverse Osmosis, the most widely used system, for a broad spectrum of large-scale brackish water and industrial ultra-pure applications.

          While the basic carbon aerogel patent is owned by the U.S. Government, through Lawrence Livermore, there are a number of improvements in other materials and processing which have been developed by, and are proprietary to FarWest, and need not be licensed back to Lawrence Livermore. The Company believes that the improvements account for the significant improvement in cost effectiveness of CDT. It is expected that several of these proprietary improvements will be patented by FarWest and certain others may be maintained as "trade secrets". To date the Company has not obtained patents on any of its improvements on the base technology license from Lawrence Livermore. The Company is continuing to evaluate with its counsel the best policy regarding protection of intellectual property rights. Those strategies could include filing patents with regard to certain of the improvements, treating the improvements and developments as trade secrets or pursuing other intellectual property strategies for the protection of the technology developed by the Company from the Lawrence Livermore technology.

          The Business

          In 1998, the Company began a marketing effort to bring its carbon aerogel technology to the attention of the water treatment market. The Company believes that potential customers for the Company's CDT technology will initially include government organizations in developing nations, particularly those in the Middle East, North Africa and Asian Pacific geographic areas where  access  to  sufficient  amounts  of  potable  water  is of concern. In addition to government organizations seeking to insure appropriate water supplies for their citizens, the Company believes that international and humanitarian groups will also be interested in pursuing the Company's technology as a means of providing humanitarian relief in areas suffering from water shortages. The Company also believes that potential users of its technology include corporations in the United States and other global markets that require water purification and filtration. The technology also should have market applications in industries such as electronic manufacturing, medical manufacturing and multiple waste water treatment applications. FarWest will concentrate on water industry seminar presentations, technology papers and technology demonstrations to reach its target market. The Company's marketing efforts are occurring in the context of the pervasive world-wide search for water safe to drink and water suitable for agriculture, industry, and other applications. CDT is capable of treating a wide range of water inputs and can provide from a single CDT system a range of outputs, geared to the ultimate use of purified water, that is, human consumption, agriculture, or ultra-pure water for industrial and medicinal use. CDT is thus not confined to a particular niche in the water treatment industry. The industry as a whole has become a focus of interest among the sources of international grant and loan financing due to the belief that a global water crisis appears imminent.

          The Company shifted its emphasis in mid-1999 to bring its prototype manufacturing capability on-line to satisfy at least the first group of pilot plants for which it had already committed (Arizona Public Service for industrial water and solar power use; Carlsbad, California for municipal water; and the Kingdom of Jordan for municipal water. The Company has been informed by the Minister of Water and Irrigation of the Kingdom of Jordan that formal approval has been received to immediately proceed with final contractual negotiations of the project). Under the Jordan agreement, the Company and the Kingdom of Jordan will establish a pilot plant which will have the capacity to produce 100,000 gallons of drinking water per day and with and estimated value of approximately $1,000,000. The drinking water will be processed from a brackish water input with installation of the pilot plant scheduled to be completed in late 2000. If the pilot plant is successfully operated for 6 to 12 months, the Kingdom of Jordan and the Company will expand the relationship to create a production plant producing over 20 million gallons of drinking water per day.

          To manufacture the large quantities of carbon aerogel expected to be required to meet future industrial demands, beyond the limited requirements of demonstration and pilot plant facilities, FarWest must arrange major plant financing perhaps, in part, against delivery contracts, or as joint venture operations. The Company is currently exploring strategic corporate partnerships as well as evaluating suitable out-sourcing manufacturing partnerships for short-term requirements.

          Sales and Marketing

          FarWest plans to operate primarily as a supplier of CDT units and the related electronic control systems to builders of new water treatment plants or as replacement technology for other water treatment equipment as it becomes obsolete or too costly to operate and maintain. The CDT units will represent a substantial part of the cost of new or renovated water treatment facilities.

          The Company does not plan to develop its own capability to act as prime contractor for engineering, constructing, operating, and owning treatment plants. It will engineer and construct pilot plants, and will support the planning, proposing, training, and maintenance activities of prime contractors who contract to install CDT-based plants. The Company expects to sell purchasers, both private and governmental, on the merits of using CDT, either alone or in conjunction with prime contractors where it has entered into selling or strategic relationships.

          In some countries, FarWest is negotiating with potential partners, local or international, capable of engineering and executing major water treatment plant construction and subsequent operation. In addition to the financing from equity investments made by strategic partners, the contract with the Kingdom of Jordan includes an initial payment of approximately $300,000 with additional progress payments during the construction of the CDT system.

          Discontinued Operations - Well Drilling Pump and Services

          FarWest Pump Company was formed in 1986 to provide drilling and pump services in Arizona and Western New Mexico. It included an operating division, Arizona Well Services, which provided wholesale parts services to FarWest Pump and other clients. In the fourth quarter of 1998 discussions were initiated with Pump Company management for the purchase of Pump Company. In March 1999, the Company's Board of Directors agreed to sell FarWest
          Pump to their management team effective January 1, 1999. A Purchase Agreement was entered into May 24, 1999, whereby the stock of FarWest Pump was acquired by the Pump Company Management team for deferred guaranteed payments from the Company of two hundred seventy thousand ($270,000) dollars as consideration for the assumptions of all net liabilities (over $650,000) of the Pump Company.

          Item 2:   Description of Properties.

          The Company maintains administrative offices at 1665 East 18th Street, Suite 113, Tucson, AZ 85719. There is approximately 1,500 square feet of administrative space. At the same location the Company has completed a prototype system assembly facility of approximately 3,000 square feet. This is leased space which offers expansion capabilities.

          The Company is in discussions with an investment group in Livermore, California to build a Research and Development Center adjacent to Lawrence Livermore which would be operational within the next year. The Corporate Headquarters may also be relocated to this Livermore, California location. However, at this time the Company has no definitive agreements for any additional or different facilities and will pursue any such arrangements only if financial resources are available.

          Item 3:  Legal Proceedings.

          Three former employees of the Company or its former subsidiary FarWest Pump Co. have filed a lawsuit in Maricopa County Superior Court alleging the Company failed to pay them certain wages and provided them with certain stock options. The former subsidiary of the Company, FarWest Pump, Inc., has also entered the lawsuit and asserted various claims against the three former employees and their current employer, Duncan Pump, Inc., including conversion, civil conspiracy, wrongful interference with contractual relationships, and violation of trade secrets. The employees seek to recover approximately $250,000.00 in future wages and, in the aggregate, have asked to be awarded stock options permitting the purchase of up to 630,000 shares of stock of the Company at $.25 per share. The employees have also requested that any damages awarded be trebled under Arizona law applicable to the failure of an employer to pay wages.

          The Company is contesting this matter vigorously. The Company does not believe that there is validity to the claims; however, should the Company be required to pay damages as a result of the litigation, beyond stock considerations, the payments of such damage awards may have an adverse effect upon its financial condition.

          Item 4:  Submission of Matters to a Vote of Security Holders.

          There were no matters submitted during the fiscal year covered by this report to a vote of security holders, through solicitation of proxies or otherwise prior to the filing of the Form 10SB in November 1999. The Company has not previously been obligated to file quarterly or annual reports timely. The Company will now file those reports with the SEC. The public may read and copy any material files with the SEC at the SEC's Public Relations Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Company has become an electronic filer and, as such, all items filed by the Company with the SEC which contain reports, information statements, and other information regarding issuers that file electronically with the SEC will be available at the SEC's website. That site is available at http://www.sec.gov. The Company also maintains an Internet site which contains information about the Company. The site is available at http//www.FarWestgroup.com.

          PART II

          Item  5:   Market  for  Common  Equity  and  Related  Stockholder
          Matters.

          Stock Prices and Dividend Information

          The Common shares of the Company traded on the NASDAQ Over-the-Counter market under the trading symbol "FWST" from July 1996 through December 2, 1999, at which time the Company's shares were removed from the NASDAQ Over-the-Counter system and began to trade in the "pink sheets". The following NASDAQ supplied table sets forth for the period indicated the high and low bid prices during the period through to December 31, 1999. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. For current price information, FWST shareholders are encouraged to consult publicly available sources.


          1999HighLow
          First Quarter                       1 1/8             1/4
          Second Quarter                      5 1/4          2 1/32
          Third Quarter                       3 1/8           1 1/2
          Fourth Quarter                      2 5/8           1 1/8

          1998
          First Quarter                       1 1/4            5/16
          Second Quarter                        3/4            5/16
          Third Quarter                         3/4             1/2
          Fourth Quarter                       9/16             1/4

          1997
          First Quarter                       1 3/8             1/8
          Second Quarter                        1/2             1/4
          Third Quarter                           1             1/4
          Fourth Quarter                       3/16             1/4

          At March 31, 2000 the Company had 8,163,532 Common Shares outstanding on a fully diluted basis and had approximately three hundred and fifty (350) shareholders of record.

          Recent Financing

          In April 1999, the Company issued 626,500 shares of Common Stock of the Company to a group of investors under Rule 504 of Regulation D as additional capital for the Company. The Company received $283,250 for those shares. The market price of the Company shares of the Company when this private placement was subscribed ranged from $0.25 to $0.75 during the months of March and April 1999, prior to the transaction. The pricing of the placement ($0.32 to $0.50) was determined with reference to the mid-range of prices during the prior month with a discount to reflect the restrictive nature of these securities.

          In March of 1999, the Company issued 1,643,000 shares to a group including directors, officers, employees, consultants, and service providers as compensation for the services previously furnished the Company. These shares, which have a two year restriction, were issued at a rate of $0.25 per share bid based on the average bid price of the common stock at the closing quarter's prices. The shares were issued in reliance upon
          Section 4(2) of the Securities Act of 1933.

          In July 1999, the Company issued 253,333 shares of its common stock upon the partial conversion of a convertible promissory note issued by the Company in January 1998. The issuance of such stock was completed in reliance upon Section 4(2) of the Securities Act of 1933.

          In September 1999, the Company issued warrants for the purchase of 410,000 shares of its Common Stock, with exercise prices of $0.50 to $1.70 per share and expiring in 2002. The warrants were issued in settlement of a dispute with a party which had sought to obtain financing and for legal services for the Company. The warrant was issued in reliance upon the exemption found in
          Section 4(2) of the Securities Act of 1933.

          In  December  1999,  the   Company  entered  into  an  Investment
          Agreement with ABB Inc. (Item 1) whereby ABB would acquire 500,000 shares of unregistered Rule 144 stock at a price of $2.00. ABB also had two equity options to acquire an additional 250,000 shares (at $2.00) on March 30 and April 30, 2000. The initial 500,000 share purchase was completed in February 2000. In April, the Company received notification from ABB that it would not exercise its equity options.

          The only investments within the past two years (1998 and 1999) involving management were the payment of accrued salaries through the issuance of restricted common stock. Mr. Vaught and Mr. Talley each converted $105,000 of salaries accrued during the last two years to stock as indicated (Item 10 Executive Compensation). No other director, officer, or beneficial owner of over five (5%) percent of a class stock had involvement in any transaction exceeding $60,000.

          The Company has no fixed dividend policy. The Board of Directors from time to time having regard to operating results, capital requirements, and general financial condition and requirements may consider dividend distributions. The Company has paid no dividends at any time. For the foreseeable future, it is anticipated that the Company will use all available cash flows to finance its growth and that dividends will not be paid to shareholders.

          Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Financial Condition and Results of Operations

          The Company has recently completed its development stage operations. Pilot production began in the first quarter of 2000. From execution of the Lawrence Livermore licenses in January 1997 through the current period, the Company has concentrated its efforts primarily on improving the cost performance basis of the CDT technology.

          The Company did not recognize any revenue through 1999 although pilot contracts were received during the period. The Company currently is negotiating additional pilot contracts and alliances both domestically and in the international market.

          The Company was funded initially through the merger of the Pump Co. and investment by the major shareholder. Since 1998 funding has been through private placements; which totaled approximately $800,000. Private placement opportunities have continued in early 2000. In addition, the equity financing received from ABB provided the operating capital required by the Company until the Company receives funding from the Kingdom of Jordan pursuant to the pilot contract in negotiations.

          Operations for the Next Twelve Months

          Business opportunities for the next twelve months include international CDT systems sales to governments and major multinational industrial corporations and U.S. pilot sales. Several opportunities are now being discussed including: governments, humanitarian trust funds, industrial joint ventures, market sectors, and geographic distribution agreements. As indicated above, the Company is engaged in a variety of pilot plant activities. Those activities can be categorized into two sectors: the first; the pilot plant is operated at Company expense to continue the development of the Company's CDT technology and to prove the concept for which a larger production plant might be established. A second type of pilot program is to produce revenue and/or gain contracts for larger production CDT systems, to be built in the future. Pilot contracts usually last from 3 to 12 months. Although some contracts, such as the pilot program with the Kingdom of Jordan described above will generate revenue for the Company, the Company does not expect to require funds beyond potential private placements, the equity investment which was provided by ABB plus the payments to be made by the Kingdom of Jordan.

          The Company recognizes the financial investment required to support the potential business opportunities which are being discussed. There is no guarantee that the Company can complete the funding necessary to develop the manufacturing and engineering infrastructure to complete the potential CDT orders. The Company is currently discussing financing options which include:

          -    International   Investment    Agreement   with   application
               marketing rights;
          - Corporate Partnership for Manufacturing which could be expanded to include marketing services;
          -    Joint ventures with international investment groups; and
          -    Government-sponsored programs.

          In addition, a religious humanitarian fund is evaluating equity investment in the Company and CDT installation opportunities in the Mid-East. Management believes that there is a probability of obtaining the required financing for the next twelve months through one of the above. However, there is no assurance that such funding will be obtained in the time cycle required to support ongoing Company operations.

          Limited Operating History

          The Company, although having completed its development stage, has had a limited operating history upon which an evaluation of its future performance and prospects could be made. The Company's prospects must be considered in light of the risks, expenses, delays, problems, and difficulties frequently encountered in the establishment of a new business in an emerging and evolving industry. Since inception, the Company has generated no revenues and has incurred operating losses resulting in a working capital deficit. Inasmuch as the Company will have an increasing level of operating expenses and will be required to make significant up-front expenditures in connection with the development of its business, the Company anticipates that losses will continue for at least the next twelve months or until such time as the Company is able to generate sufficient revenues to finance its operations and the costs of continuing expansion. There can be no assurance that the Company will be able to generate significant revenues or achieve profitable operations. In addition to the efforts described above, the Company will engage in a variety of research and development activities including Joint Venture Development Contracts during the next 12 months. The Company will continue to seek to improve the price performance and efficiency of the carbon aerogel. In addition, the Company will seek to increase the efficiency of power utilization and power recapture, as well as seeking to automate manufacturing and increase the ability to monitor and control its pilot systems through the Internet.

          Need for Additional Financing

          The Company is dependent upon the proceeds of proposed offerings of the Company's securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds be insufficient to fund the Company's operations, the Company would be required to seek additional financing sooner than anticipated. Management is confident it will be able to continue obtaining equity investment principally through private placements.

          There can be no assurances given that the Company will be successful in generating sufficient revenues from its planned activities or in raising sufficient capital to allow it to continue as a going concern which contemplates increased operating expenses, acquisition of assets, and the disposition of liabilities in the normal course of business. These factors can affect the ability of the Company to implement its general business plan including the completion of the required manufacturing facilities and continued proprietary CDT product improvements.

          The Company recently expanded its facility and is engaged in preliminary discussions for the development of a new facility adjacent to Lawrence Livermore in which the Company's operations would be housed. Final decisions regarding any such future activity will be dependent on the Company's ability to negotiate a transition to a new facility which does not involve significant capital investment by the Company, but instead involves monthly lease payments in a range acceptable to the Company. As a result, the Company's activities with regard to possible expansion of its physical facilities are not expected to have a significant adverse effect on the Company's budget or working capital.

          As disclosed elsewhere herein, full utilization of the Company's CDT technology will require the establishment of a carbon aerogel production facility, to produce the CDT systems incorporating the aerogel technology and the capactive deionization technology. The Company believes that the production facility will have an initial cost of approximately $5 million. Although the Company has no commitments with any party to provide such funding, the funding of such facility is being discussed with both organizations skilled in the establishment of manufacturing facilities and financial parties considering additional investments.

          Technology

          Capacitive Deionization Technology, which was licensed from Lawrence Livermore, has been and remains the foundation of the Company's future. The Company has concentrated its efforts on adding proprietary enhancements to CDT to provide insulation from not only other technologies but as protection if Lawrence
          Livermore decided to consider other licensees. Any other licensee would have to license Lawrence Livermore's 1996 CDT Technology and avoid FarWest's proprietary rights and trade secrets to enter the market. FarWest has discussed the possibility of obtaining an exclusive license from Lawrence Livermore; however, there is no guarantee that continuing negotiations with Lawrence Livermore will result in any exclusive arrangement with respect to the CDT technology.

          Other Business Matters

          Government Approvals and Regulations

          The Company understands that governmental approvals, particular those from the Environmental Protection Agency with respect to emission controls at any aerogel manufacturing facility
          established   by  the   Company,  will   be  necessary   for  the
          establishment of the Company's operations. In addition, the Company believes that compliance with federal, state, and local laws or regulations which have been enacted or adopted to regulate the environment have not to date, nor are they expected to have a material effect in the future, upon the Company's operations, product development, capital expenditures, earnings, competition, or financial position. The expenditures required to allow the Company to comply with Environmental Protection Agency statutes and regulations must be included in any financial package obtained to establish the manufacturing facilities which will become subject to the environmental regulations.

          Information  Regarding  and  Factors   Affecting  Forward-Looking
          Statements

          Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances and underlying assumption, and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs, and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records, and other data available from third parties, but there can be no assurance that management's expectations, beliefs, or projections will result, or be achieved, or accomplished.

          Item 7:  Financial Statements.

          Information required by this item appears in the Financial Statements and Auditor's Report of FarWest Group, Inc. for December 31, 1999 and 1998 as listed under Item 13.

          Item 8:  Changes in and Disagreements with Accountants

          There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Registration Statement.

          On November 1, 1999, the Company's directors approved the appointment of Jackson & Rhodes P.C. as the Company's auditors for the periods ending December 31, 1997, December 31, 1998, and December 31, 1999. The Company's audited financial statements for the period ending December 31, 1998, and 1999 are part of this Statement.

          PART III

          Item 9: Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

          See Item 11.

          Item 10:  Executive Compensation

          Executive Name and Principal Position

          Clark Vaught   Chairman, Chief Executive Officer
          Dallas Talley   President, Financial Officer, Director
          Chris Sheppard   Vice President Development, Director

                                       Cash         Non-Cash           Total
          Name               Year  Compensation  Compensation(2)  Compensation

          Clark Vaught       1999    $37,500       $105,000          $142,500
          Dallas Talley      1999    $37,500       $105,000          $142,500
          Chris Sheppard     1999    $37,500       $ 37,625          $ 75,125

          Clark Vaught       1998    $96,000       $     0           $ 96,000
          Dallas Talley      1998    $72,000       $     0           $ 72,000
          Chris Sheppard     1998    $72,000       $     0           $ 72,000

          Clark Vaught       1997    $72,000       $     0           $ 72,000
          Dallas Talley (1)  1997    $    0        $     0           $     0
          Chris Sheppard     1997    $60,000       $     0           $ 60,000

          (1) Mr. Talley joined the Company in March 1998.
          (2) Represents the issuance of Common Stock in satisfaction of accrued, unpaid salary.

          There are currently no Long-Term Compensation programs in effect for officers or directors.

          1998-1999 Stock Option Grants

          NONE

          The Company does not provide cash compensation for the members of the Company's Board of Directors, in their roles as directors. (Directors who are employees receive the compensation described above for their services as employees of the Company.) However, each director is reimbursed for direct expenses incurred due to service on the Board of Directors. Each director who is not an employee also is granted an option to acquire 100,000 shares of the Company's Common Stock, for three years service on the Board of Directors. One third of the options granted to each "outside" director are vested on the date of grant and one third on each of the next two anniversaries of the date they joined the Board of Directors.


          Item 11:   Security Ownership  of Certain  Beneficial Owners  and
          Management

          Item 11 sets forth the number of shares of common stock of holders of the Company known to the Company and to beneficial owners of more than five (5%) percent of its Common Stock at December 31, 1999.

          Directors and Officers of Registrant

          The following persons served as directors of the Company for the Fiscal Year ending December 31, 1999.

                                                                 Shares
                                                             Beneficially
                                                                 Owned
                                                   Director Of Outstanding  %
          Name and Age                 Position     Since        Stock    Stock

          Clark Vaught(49)            Chairman of    1996      2,675,000  32.77
                                       The Board
                                    CEO and Director

          Dallas Talley (66)           President     1998        600,000   7.35
                                   Financial Officer
                                      and Director

          Chris Sheppard (42)       Vice President   1997        425,000   5.21
                                      and Director

          Thomas Friezen (41)          Director      1996        252,000   3.09

          Dr. Nicholas Yensen (53)     Director      1997        130,000   1.59

          All Officers and Directors as a Group                4,082,000  50.00
          (as of December 31, 1999)

          No officer or director listed in the foregoing table has any options, warrants, conversion rights or privileges to acquire additional shares which are exercisable during the sixty days after the date hereof.

          Executive Officers/Management

          The FarWest management team has extensive experience in the establishment and management of entrepreneurial and publicly-held technology companies.

          Clark Vaught, Chairman, CEO, and major shareholder, founded FarWest Pump and developed it into today's FarWest Group. His background with Westinghouse Hanford Systems aptly prepares him for the technology driven CDT market. Management experience includes large aquifer development projects, water management for White Sands Missile Range, and several Arizona City programs.

          Dallas Talley, President, also currently serving as Financial Officer, has over twenty years of high tech senior executive experience. He has been CEO of Qantel Business Computers, a New York Stock Exchange listed Company, and of two NASDAQ technology companies. He has also been a founder/director of several emerging companies, was executive partner in an international technology marketing and licensing partnership and served as a director of the American Electronics Association and as Chairman of its Silicon Valley Chapter.

          Chris Sheppard, Vice President, has had management experience in several high technology fields. This includes the "Star Wars" SDI program where he consulted for Lockheed and Martin Marietta. He has been employed at Lawrence Livermore National Laboratories and other National Laboratories. His background also includes experience as Chief Mechanical Engineer for Kaman Aerospace.

          At December 31, 1999, the Company had five full-time employees and six consultants on a part-time basis.

          Board of Directors

          The Company's Board of Directors at the end of Fiscal Year 1999 consisted of five (5) members. The Company's By-laws permit the Board of Directors to consist of any number of members greater than two (2), as determined by the then-current Board of Directors.

          Employees who serve on the FarWest Board of Directors include Mr. Vaught, Mr. Talley, and Mr. Sheppard, who are identified above in "Management". Other Directors are:

          Tom Friezen is CFO of a $150 million Food Processing Cooperative. He manages the financial operations and oversees the legal activities of the Cooperative.

          Dr. Nick Yensen has served as a director and consultant to the Company. Dr. Yensen is a recognized expert in saltwater technology. He is president of NyPa International, with subsidiaries and projects throughout the world. Dr. Yensen is not standing for re-election to the Company's Board of Directors.

          The future success of the Company depends to a significant extent upon certain senior management, technical personnel, and development personnel. The Company also believes that its future success will depend in large part on its ability to hire and retain highly skilled technical, managerial, and marketing personnel, as well as to attract and retain replacements for or additions to such personnel in the future. Demand for new, specially trained and experienced personnel has increased worldwide. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business. In order to reduce this risk to the Company, the Company's legal counsel has recently prepared employment contracts for Mr. Vaught, Mr. Talley, and Mr. Sheppard. Each of those agreements has a two year term, effective on January 1, 2000 and ending on December 31, 2001. However, each agreement is automatically extended by an additional year upon each anniversary of the agreement. The contracts will be submitted to the Board of Directors for approval at the May 2000 meeting. The Company's Board of Directors will evaluate the need for the Company to enter into future employment agreements with other employees.

          Item 12:  Certain Relationships and Related Transactions

          Pump Company Management approached the Company's Board of Directors to acquire the Pump Company in late 1998. The Company's Board of Directors, at its March 1999 meeting, approved the sale of the Pump Company to the Pump Company's management team effective as of January 1, 1999. As discussed in Item 6, to induce the Pump Company management to assume Pump Company's net liabilities of over $650,000, FarWest agreed to pay Pump Company $70,000 upon financing. In addition, the Company had an account payable of approximately $200,000 to Mr. Clark Vaught, the Company's chairman which Mr. Vaught agreed to assign to the pump Company. As of March 20, 2000 the Company has paid to the Pump Company $200,000 according to the agreement. In addition,
          $70,000 will be paid to the Pump Company upon additional significant equity investment.

          Item 13:  Exhibits and Reports on Form 8-K.

          (a)  Documents filed as part of this report

          1.Financial Statements

          Consolidated Financial Statements of FarWest Group, Inc.   Page

          (i)Independent Auditor's Report                              18

          (ii)Consolidated Balance Sheets as of December
          31, 1999 and 1998                                            19

          (iii)Consolidated Statements of Operations for the
          years ended December 31, 1999 and 1998                       20

          (iv)Consolidated Statements of Changes in Stockholders'
          Equity (Deficit) for the years ended December 31,
          1999 and 1998                                                21

          (v)Consolidated Statements of Cash Flows for the
          years ended December 31, 1999 and 1998                       22

          (vi)Note to Consolidated Financial Statements             23-32

          2.Exhibits

            (2) Stock Purchase Agreement (Revised) between FarWest Group, Inc. and New Pumpco dated May 24, 1999 for the acquisition of 100% of FarWest Pump Co. effective January 1, 1999 (Filed as Exhibit 2(a) to Registration Statement on Form 10SB dated February 14, 2000 Registrant No. CIK #0001098584 and incorporated herein by reference).

            (2) The Articles of Merger of Pro Vantage, Inc. into FarWest Group, Inc. dated July 2, 1996 (Filed as
                    Exhibit 2.6 to Registration Statement on Form 10SB dated November 22, 1999 Registrant No. CIK#0001098584 and incorporated herein by reference).

            3(i)    Articles of  Incorporation of  Registrant (Filed  as to
                    Exhibit 2.1 Registration Statement on Form 10SB dated November 22, 1999 Registrant No. CIK#0001098584 and incorporated herein by reference).

            3(ii) By-laws of Registrant (Filed as Exhibit 2.2 to Registration Statement on Form 10SB dated November 22, 1999 Registrant No. CIK#0001098584 and incorporated herein by reference).

            (4)     Specimen Copy  of Common  Stock  Certificate (Filed  as
                    Exhibit 2.3 to Registration Statement on Form 10SB dated November 22, 1999 Registrant No. CIK#0001098584 and incorporated herein by reference).

            (10) Lawrence Livermore License Agreement (Filed as Exhibit 10 to Registration Statement on Form 10SB dated November 22, 1999 Registrant No. CIK 0001098584 and incorporated herein by reference).

            (10) Option and Warrant Agreements and Text of Warrant (Filed as Exhibit 2.4 and 2.5 to Registration Statement on Form 10SB dated November 22, 1999 Registrant No. CIK#0001098584 of Registrant and incorporated herein by reference).

            (10) Investment Agreement between FarWest Group, Inc. and Asea Brown Boveri, Inc. dated December 29, 1999 (Filed as Exhibit (g) to Registration Statement on Form 10SB dated February 14,2000 Registrant No. CIK#0001098584 and incorporated herein by reference).

          (b)  Reports on form 8-K

          None

                                      SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          FARWEST GROUP, INC.


          By:/s/ Dallas Talley
          Dallas Talley
          President and Principal Financial
          Officer

          April 14, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the date set-forth following their name:

          Signature                    Capacity                Date

           /s/ Clark Vaught            Chairman                April 14, 2000
          Clark Vaught

           /s/ Dallas  Talley          President,  Financial
          Dallas Talley                    Officer and
                                           Director            April 14, 2000

           /s/ Chris  Sheppard         Vice President and
          Chris Sheppard                   Director            April 14, 2000

           /s/ Thomas Friezen          Director                April 14, 2000
          Thomas Friezen

           /s/ Dr. Nicholas Yensen     Director                April 14, 2000
          Dr. Nicholas Yensen

                             INDEPENDENT AUDITORS' REPORT

          Board of Directors
          FarWest Group, Inc.

          We have audited the accompanying consolidated balance sheets of FarWest Group, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FarWest Group, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses and its working capital deficit and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          As explained in Note 10, during the year ended December 31, 1999, the Company discovered an error in the measurement of fair value of common shares issued in 1999 for services rendered in 1998 and 1999. The 1998 financial statements have been restated to reflect this restatement.


                                 Jackson & Rhodes P.C.

          Dallas, Texas
          April 12, 2000

                                 FARWEST GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                              December 31, 1999 and 1998
                                        Assets
                                                             1999       1998
          Current assets:(Restated)
          Cash                                           $  389,401  $     -
          Accounts receivable                                   -       28,704

          Total current assets                              389,401     28,704

          Furniture and equipment                            11,125      2,952
          Less accumulated depreciation                      (3,728)    (1,968)

                                                              7,397        984

                                                         $  396,798  $  29,688

                         Liabilities and Stockholders' Equity
          Current liabilities:
          Accounts payable and accrued liabilities       $  348,929  $ 691,484
          Accounts payable to shareholder (Note 2)          152,388    127,809
          Current portion of long-term debt                 109,891        -
          Payable to former subsidiary (Note 2)             270,000        -
          Net liabilities of discontinued operations
               (Note 2)                                         -      620,075

          Total current liabilities                         881,208  1,439,368

          Long-term and convertible debt (Note 5)            53,174    200,000
          Commitments and contingencies (Note 6)                -          -

          Stockholders' equity:
          Preferred stock, $.0001 par value, 20,000,000
            shares authorized; 60,000 issued and
            outstanding at December 31, 1998                    -            6
          Common stock, $.0001 par value, 80,000,000
            shares authorized; 6,684,057 and 3,591,480
            shares issued and outstanding                       668        359
          Additional paid-in capital                      2,985,725    699,525
          Accumulated deficit                            (3,523,977)(2,309,570)

          Total stockholders' equity                       (537,584)(1,609,680)

                                                        $   396,798 $   29,688

             See accompanying notes to consolidated financial statements.

                                 FARWEST GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        Years Ended December 31, 1999 and 1998

                                                              1999       1998
                                                                     (Restated)
          Revenues                                       $      -   $      -

          Operating expenses:
          Common stock and options issued for services      963,500    311,750
          General and administrative (excluding amounts
            applicable to stock and options issued for
            for services each period)                       700,780    259,958

                                                          1,664,280    571,708

          Loss from operations                           (1,664,280)  (571,708)

          Other expenses
          Interest expense                                  (37,136)   (56,539)

          Loss from continuing operations                (1,701,416)  (628,247)

          Discontinued operations (Note 2):
          Income (loss) from discontinued operations          8,227   (310,661)
          Gain on sale of discontinued operations           478,782        -

                                                            487,009   (310,661)

          Net loss                                      $(1,214,407) $(938,908)

          Loss per common share:

          From continuing operations                          $(.30)     $(.18)

          Net loss                                            $(.21)     $(.28)

          Weighted average common shares outstanding      5,702,931  3,408,147


             See accompanying notes to consolidated financial statements.

                                              FARWEST GROUP, INC.
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     Years ended December 31, 1999 and 1998
                                                                       Additional
                                   Preferred Stock     Common  Stock     Paid-in    Accumulated
                                    Shares  Amount    Shares   Amount    Capital      Deficit         Total

          Balance December 31, 1997    -    $  -    3,191,480   $319   $  527,289  $(1,370,662)  $  (843,054)

          Shares issued for cash    60,000      6     400,000     40      172,236          -         172,282

          Net loss                     -       -          -        -          -       (938,908)     (938,908)

          Balance December 31, 1998 60,000      6   3,591,480    359      699,525   (2,309,570)   (1,609,680)

          Shares issued for cash       -       -    1,059,000    106      884,480          -         884,586
          Shares issued to
            convert preferred      (60,000)    (6)     60,095      6          -            -             -
          Shares issued to
            convert debt               -       -      253,332     25      126,642          -         126,667
          Shares issued for
            services rendered in
          1998                         -       -    1,247,000    125      311,625          -         311,750
          1999                         -       -      531,600     53      132,847          -         132,900
          Cancel shares issued in
          1997                         -       -      (58,000)    (6)           6          -             -
          Stock options issued as
            compensation               -       -          -        -      830,600          -         830,600

          Net loss                     -       -          -        -          -     (1,214,407)   (1,214,407)

          Balance, December 31, 1999   -    $  -    6,684,507   $668   $2,985,725  $(3,523,977)   $ (537,584)

                                          See accompanying notes to consolidated financial statements.

                                 FARWEST GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Years ended December 31, 1999 and 1998

                                                             1999      1998
          Cash flows from operating activities:                      (Restated)
          Net loss                                      $(1,214,407) $(938,908)
          Adjustments to reconcile net loss to net
            cash used in operating activities:
          Depreciation                                        1,760        984
          Shares issued for services                        132,900        -
          Stock options issued as compensation              830,600        -
          Gain on sale of discontinued operations,
            less note assigned to former subsidiary        (278,782)       -
          Changes in operating assets and liabilities:
            Accounts receivable                              28,704    (25,561)
            Accounts payable and accrued liabilities         (4,139)   554,484
            Net liabilities of discontinued operations          -       38,147

          Net cash used in operating activities            (503,364)  (370,854)

          Cash flows from investing activities:
          Purchase of furniture and equipment                (8,173)       _

          Cash flows from financing activities:
          Net advances from shareholder (Note 3)             16,352     95,361
          Sale of common and preferred shares               884,586    172,282
          Proceeds from convertible debt                        -      100,000

          Net cash provided by financing activities         900,938    367,643

          Net increase(decrease)in cash and cash
              equivalents                                   389,401     (3,211)
          Cash at beginning of year                             -        3,211

          Cash at end of year                              $389,401   $    -

          Supplemental disclosure:
          Interest paid                                    $    -     $    -

          Non-cash transactions:
          During 1999, the Company issued 1,778,600 common shares for services rendered in 1999 and 1998, of which $211,750 had been accrued in 1998.

          During 1999, the Company issued 253,332 common shares to convert $100,000 in convertible debt and $26,667 in accrued interest.

          During 1999, the Company sold its subsidiary, Pump Company, by assuming certain debt amounting to $63,066 and assigning to Pump Company $200,000 of debt payable to a shareholder ( See Note 2).

             See accompanying notes to consolidated financial statements.

                                 FARWEST GROUP, INC.
                      Notes to Consolidated Financial Statements

          1.Summary of Significant Accounting Policies

          Description of Business

          FarWest Group, Inc. (the "Company"or "FarWest") was organized under the laws of the state of Nevada in July 1996 to serve as a water technology company dedicated to advanced water filtration and purification. In July 1996 the Company was acquired in a reverse acquisition by Pro Vantage Corporation ("Pro Vantage"), an inactive public company which had been incorporated in the state of Florida in 1992. FarWest was the surviving corporation. Concurrently, the FarWest Pump Company ("Pump Company"), an Arizona Corporation, became a wholly owned subsidiary of the Company. The transaction with Pro Vantage was accounted for as a "reverse acquisition" whereby FarWest acquired Pro Vantage in a transaction accounted for as a purchase. The purchase price has been determined based on the fair value of Pro vantage's net assets at the date of acquisition. Because Pro Vantage was inactive and had no assets or liabilities, the purchase price was determined essentially to be zero and no goodwill was recognized in the transaction.

          In January 1997 the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology ("CDT"). The company has the rights to develop and manufacture a carbon aerogel CDT product for commercial use in the desalination, filtration and purification of water. The manufacturing and marketing license is effective for the life of the patents (up to 17 years). To maintain the license the Company must make contracted annual royalty payments to Lawrence Livermore of beginning with $30,000 per year, then becoming a percentage of revenue. The Company was in arrears on its annual royalty payments to Lawrence Livermore as of December 31, 1999, but has become current on its payments subsequently. The Company has completed development of its first release CDT unit and has commenced in-house prototype manufacture and construction of demonstration and pilot water treatment plants for clients in the first quarter of 2000.

          See Note 2 regarding the Company's sale of Pump Company to Pump Company management.

          Going Concern

          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of $2,809,277 as of December 31, 1999 and has utilized $983,334 in cash from operations during the same period. The following is a summary of management's plan to raise capital and generate additional operating funds.

          The Company  was  funded  initially  through  investment  by  the
          principal shareholder.   Since 1998 funding  has been principally
          through private placements.

                                 FARWEST GROUP, INC.
                      Notes to Consolidated Financial Statements

          1.Summary of Significant Accounting Policies (Continued)

          The Company is dependent upon the proceeds of proposed offerings of the Company's securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds are insufficient to fund the Company's operations, the Company would be required to seed additional financing sooner than anticipated. Management is confident it will be able to continue raising funds in the balance of 2000 as it has in the early part of 1999, principally through private placements. With the filing of a Form 10-SB in the fourth quarter of 1999 and becoming a Securities and Exchange Commission fully reporting Company, management anticipates that additional funding will be more likely in 2000.

          Business opportunities for the next twelve months include international CDT systems sales to governments and major multi-national industrial corporations and U.S. pilot sales. Several opportunities are now being discussed including: governments, humanitarian trust funds, industrial joint ventures, market sectors and geographic distribution agreements.

          The Company recognizes the financial investment required to support the potential business opportunities which are being discussed. There is no guarantee that the Company can complete the funding necessary to develop the manufacturing and engineering structure to manufacture and install the potential CDT orders. The company is currently discussing financing options which include: a Corporate Partnership for Manufacturing which could be expanded to include marketing services; joint ventures with an international investment group; and a European government-sponsored program. In addition, a religious humanitarian fund is evaluating equity investment and CDT installation opportunities in the Mid-East. Management believes that there is a probability of obtaining the required financing for the next twelve months through one of the above.

          There can be no assurances given that the Company will be successful in generating sufficient revenues from its planned activities or in raising sufficient capital to allow it to continue as a going concern which contemplates increased operating expenses, acquisition of assets and the disposition of liabilities in the normal course of business. These factors can affect the ability of the Company to implement its general business plan including the completion of the required manufacturing facilities and continued proprietary CDT product improvements.

          Principles of Consolidation

          The consolidated financial statements include the accounts of the
          Company and  its  subsidiaries.    All  significant  intercompany
          balances and transactions are eliminated in consolidation.

          Use of Estimates and Assumptions

          Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                 FARWEST GROUP, INC.
                      Notes to Consolidated Financial Statements

          1.Summary of Significant Accounting Policies (Continued)

          Cash and Cash Equivalents

          The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

          Furniture and Equipment

          Furniture  and equipment  are stated  at  cost.   Depreciation is
          computed principally by the straight-line method based on the estimated useful lives of five to seven years.

          Net Loss Per Common Share

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company's potential dilutive securities are antidilutive, the accompanying presentation is only of basic loss per share. The numerator in the basic loss per share calculation is the loss from continuing operations and net loss, respectively. The denominator in the calculation is weighted average shares for each period.

          Stock-Based Compensation

          The Company has issued stock options. Compensation costs arising from such options will be recorded as an expense. The measurement date for determining compensation costs is the date of the grant. Compensation cost is the excess, if any, of the market value of the stock at date of grant over the amount the employee must pay to acquire the stock. The Company measures compensation costs using the intrinsic value based method of accounting for stock issued to employees.

          Income taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                 FARWEST GROUP, INC.
                      Notes to Consolidated Financial Statements

          1.Summary of Significant Accounting Policies (Continued)

          Research and Development

          Research and development expenditures are expensed when incurred. Research and development expenses amounted to $517,000 and $234,000 for the years ended December 31, 1999 and 1998, respectively.

          Accounts Receivable

          Receivables at December 31, 1998 represented cash advanced to a professional services organization to support an international business opportunity. This receivable was collected in 1999.

          2.Discontinued Operations

          Pump Company was formed to provide drilling and pump services in Arizona and Western New Mexico. It includes an operating division, Arizona Well Services, which provided wholesale parts services to Pump and other companies.

          In the fourth quarter of 1998 discussions were initiated with Pump Company management for the purchase of the Pump Company. In March 1999 the Company's Board of Directors agreed to sell Pump Company to its management, effective January 1, 1999. In order to induce Pump Company management to assume the net liabilities of Pump Company, FarWest agreed to pay Pump Company $70,000. These funds will be satisfied upon the successful completion of additional significant private equity placements. In addition, on January 31, 2000, FarWest paid $200,000 to Pump Company to satisfy a FarWest payable to a stockholder who has assigned the receivable to Pump Company. The Company also assumed a note payable in the amount of approximately $63,000 in connection with the sale of Pump Company.


          The  Company  has   accounted  for  the   Pump  Company  in   the
          accompanying financial statements as a discontinued operation. The sale was closed in November 1999.

          Pump  Company  had  revenues   of  approximately  $1,868,000  and
          $2,250,000 for the eleven months ended November 30, 1999 and the year ended 1998, respectively.

          Following  is  a   description  of  the   remaining  assets   and
          liabilities of the Pump Company at December 31, 1998:

          Current assets                                   $ 210,586
          Net property, plant and equipment                  630,393
          Notes payable                                     (454,361)
          Accounts payable and accrued liabilities          (588,465)
          Accounts payable - shareholder                    (418,228)

            Net liabilities of discontinued operations     $(620,075)

                                 FARWEST GROUP, INC.
                      Notes to Consolidated Financial Statements

          3.Related Party Transactions

          A principal shareholder has loaned the Company funds at various times. The payable is included in accounts payable to shareholder in the accompanying balance sheet. While the funds were not loaned under a note agreement, the Company has accrued interest, under an informal agreement, at 8% on the balances payable. The accrued interest has been added to the amounts payable.

          4.Income Taxes

          There were no significant temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $2,500,000 and $1,350,000 December 31, 1999 and 1998,
          respectively. These carryforwards will expire, if not utilized, in 2012-2014.

          The Company has deferred tax assets amounting to approximately $850,000 and $450,000 at December 31, 1999 and 1998,
          respectively, related to the net operating loss carryovers. The realization of the benefits from these deferred tax assets appears uncertain due to recurring net losses. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of each period.

          5.Long-term Debt and Convertible Debt

          During December 1997 and January 1998, the Company issued $200,000 in 7% convertible debt. The debt is convertible into shares of the Company's common stock at $.50 per share until maturity of the principal on January 15, 2001. During 1999, the holder of the debt converted $100,000 of principal and $26,666 of accrued interest into 253,332 shares of common stock. The note is collateralized by 750,000 shares of Company common stock. The debt was paid in February 2000.

          As explained in Note 2, the Company has assumed a note in connection with the sale of the Pump Company. The 8% note is payable $1,200 per month, including interest, through February 2005 and is collateralized by real property owned by Pump Company. Following are the scheduled maturities of the debt principal:

                      2000                    $ 9,891
                      2001                     10,711
                      2002                     11,600
                      2003                     12,564
                      2004                     13,606
                      2005                      4,693

                      Total                   $63,065

                                 FARWEST GROUP, INC.
                      Notes to Consolidated Financial Statements

          6.Capital Stock

          During 1999 and 1998, the Company issued common shares for cash as follows:
                                                      No. of     Price
                                 Date           Shares   Per Share   Amount

          Private placement     March-99       160,000      $.31    $ 50,000
          Private placement     April-99       466,500      $.50     233,251
          Private placement     December-99    262,500     $2.00     500,000
          Private placement     December-99    170,000      $.78     101,335

                                             1,059,000              $884,586

          During 1998, the Company issued 60,000 shares of preferred stock for cash of $30,000. The shares pay no dividends and each share is convertible into one share of common stock. The preferred shares were converted to 60,095 shares of common stock in 1999.

          The Company has issued stock options to non-employees. A summary of the status of stock options is set forth below:

                                                      Period Ended
                                                   September 30, 1999
                                                           Weighted Average
          Stock options                       Shares        Exercise price

          Outstanding, beginning of period       -               $  -
          Granted                            410,000             $.82
          Exercised                              -                  -
          Forfeited/expired                      -                  -
          Outstanding, end of period         410,000             $.82


          Options exercisable, end of period410,000$.82

          The weighted average grant date fair value of options issued during the period ended December 31, 1999 was $.82.

          Compensation costs for employee options are recognized as an expense in an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. There were no options issued to employees as of December 31, 1999. The Company recorded $830,600 in compensation expense during the year ended December 31, 1999 under FASB

                                 FARWEST GROUP, INC.
                      Notes to Consolidated Financial Statements

          6.Capital Stock (Continued)

          Statement 123 for options issued to non-employees. The options were issued for legal services and settlement of a legal action. There is no future compensation expense to be recorded in subsequent periods as of September 30, 1999. Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0.0 percent; expected volatility of 783 percent; risk free interest rates of 4.5 percent; expected lives of two years.

          Compensation expense for non-employees is recognized in accordance with Statement of Financial Accounting Standards No. 123 based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the years ended December 31, 1999 and December 31, 1999, the Company utilized the fair value of the equity instruments issued to recognize expense for shares issued to non-employees. Following is a summary of the common shares issued for services rendered during the years ended December 31, 1999 and, 1999:
                                                    Number
                                         Date     of Shares      Expense

          Employee compensation         Jan-99    1,550,000     $387,500
          Professional services         Jan-99      202,600       50,650
          Marketing                     Jan-99        8,500        2,125
          Research and Development      Jan-99        7,500        1,875
          Legal services                Jan-99       10,000        2,500

                                                  1,778,600     $444,650

          The expense for the above services was recognized based upon the market value of the common stock at the time it was committed to be issued. Because the Company did not keep complete time records of its employees with which to determine a fair value of services rendered each period, the Company has utilized the fair value of the shares at the date of issue and allocated the value to expense on a pro rata basis during the periods of service of 1998 and 1999. The shares were not issued under a stock compensation plan. The Company accrued $311,750 as of December 31, 1998, included in accounts payable and accrued liabilities in the balance sheet at that date and included in common stock and options issued for services in the 1998 statement of operations.

          7.Commitments and Contingencies

          Lease Commitments

          The Company leases office space under an operating lease which expires in May 2001. Future minimum rental commitments amount to $19,000 for 2000 and $8,000 for 2001. Rent expense for the years ended December 31, 1999 and 1998 amounted to $22,183 and $34,501, respectively.

                                 FARWEST GROUP, INC.
                      Notes to Consolidated Financial Statements

          7.Commitments and Contingencies (Continued)

          Fair Value of Financial Instruments

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

          The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of the convertible debt is estimated to be $405,000 and $120,000 at December 31, 1999 and 1998, respectively, based on the underlying value of the conversion rights of the debt, discounted for its two-year holding restrictions.

          Concentration of Credit Risk

          The  Company  invests  its  cash  and  certificates  of   deposit
          primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

              Uncertainty Due to the Year 2000 Issue

          The Company did not and does not expect to encounter any significant matter which will affect its operations arising from the so called Y2K or Year 2000 problem.

              Litigation

          Three former employees of the Company or its former subsidiary, Pump Company, have filed a lawsuit alleging that the Company failed to pay them certain wages provide them with certain stock options. Pump Company has also entered the lawsuit and asserted various claims against the three former employees and their current employer, including conversion, civil conspiracy, wrongful interference with contractual relationships, and violation of trade secrets. The former employees seek to recover approximately $250,000 in future wages and, in the aggregate, have asked to be awarded stock options permitting the purchase of up to 630,000 shares of stock of the Company at $.25 per share. The employees have also requested that any damages awarded be trebled under Arizona law applicable to the failure of an employer to pay wages. The Company is contesting this matter vigorously. The Company does not believe that there is validity to the claims; however, should the Company be required to pay damages as a result of the litigation, the payments of such damage awards may have an adverse effect upon its financial condition.

                                 FARWEST GROUP, INC.
                      Notes to Consolidated Financial Statements

          8.New Accounting Pronouncements

          SFAS 130

          Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This pronouncement had no effect on the Company's financial statements.

          SFAS 131

          SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement has had no effect on the Company's financial statements for the periods presented.

          SFAS 132

          Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

          SFAS 133

          Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

                                 FARWEST GROUP, INC.
                      Notes to Consolidated Financial Statements

          9.Subsequent Events

          On January 6, 2000, the Company entered into an agreement with ABB, Inc., an international conglomerate specializing in technology. The terms of the agreement are summarized as follows:

          ABB contracted to purchase 500,000 shares of FarWest common stock at $2 per share in two payments. The payments of $500,000 each were received on December 31, 1999 and February 15, 2000, respectively. ABB declined to exercise its remaining options.

          10.Restatement

          During the year ended December 31, 1999, the Company discovered an error in the measurement of fair value of common shares issued in 1999 for services rendered in 1998 and 1999 (see Note 6). The Company had previously discounted the market value of the shares by 30% to account for restrictions on the shares and their thin market. The accompanying financial statements for 1998 have been restated to correctly reflect the shares valued at market value without discount. The effect of the restatement was to increase net loss for 1998 and stockholders' deficit as of December 31, 1998 by $93,525 (an increase of $.03 in net loss per share).