Form 10QSB
period 2000-03-31
FARWEST GROUP INC
filed 2000-05-19
CIK 1098584

SECURITY AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C.


                                    FORM 10 - QSB


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarter ended March 31, 2000

                                 Far West Group, Inc.
                (Exact name of registrant as specified in its charter)

          Nevada                                               86-0867960
          (State of Jurisdiction)                          (I.R.S. Employer
                                                           identification No.)

          1665 E. 18th Street, Suite 113, Tucson, Arizona 85719
          (Address of Principal executive offices)

                                     520-740-1119
                           (Registrant's telephone number)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                   (1) yes X  No___
                                   (2) yes X  No___


          The number of shares outstanding of the registrant's $.0001 par value common stock as of March 31, 2000 was 7,301,032.

                                 FarWest Group, Inc.
          Index                                                          Page
          Part I   Financial Information

          Item 1   Financial statements

                   Report of Independent Accountants                       3

                   Consolidated Balance Sheets as of
                   March 31, 2000 and December 31, 1999                    4

                   Consolidated Statements of operations
                   for the three months ended March 31,
                   2000 and 1999                                           5

                   Consolidated Statements of Cash Flow
                   For the three months ended March 31,
                   2000                                                    6

                   Notes to Consolidated Financial
                   Statements                                             7-8

          Item 2   Management's discussion and analysis
                   of Financial Condition and Results
                   of Operations                                           9

          Part II  Other Information

          Item 1   Legal                                                   10

          Item 2   Changes in securities                                   10

          Item 3   Defaults upon senior securities                         10

          Item 4   Submission of matter to a vote of security holders      10

          Item 5   Other information                                       10

          Item 6   Exhibits and Reports on Form 8-K                        11

                   (a) No report on form 8-K was filed by the Registrant for the quarter ended March 31, 2000

          Signature page                                                   11

          Part I   Financial Information

          Item 1   Financial Statements

          REPORT OF INDEPENDENT ACCOUNTANTS

          Board of Directors
          FarWest Group, Inc.

          We have reviewed the accompanying consolidated balance sheets of FarWest Group, Inc. as of March 31, 2000 and the related statements of operations and cash flows for the period then ended. These financial statements are the responsibility of the Company's management.

          We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

          We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of FarWest Group, Inc. as of December 31, 1999 and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated April 12, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


          /s/ Jackson & Rhodes P.C.

          Jackson & Rhodes P.C.


          Dallas, Texas
          May 18, 2000

                                 FARWEST GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                                        Assets
                                                        March 31  December 31,
                                                          2000   1999
          Current assets:(Unaudited)(Audited)
          Cash                                        $   198,507  $   389,401
          Accounts receivable-officers                     76,300          -

          Total current assets                            274,807      389,401

          Furniture and equipment                          23,309       11,125
          Less accumulated depreciation                    (4,893)      (3,728)

                                                           18,416        7,397

                                                      $   293,223  $   396,798

                         Liabilities and Stockholders' Equity
          Current liabilities:
          Accounts payable and accrued liabilities    $   202,165  $   348,929
          Accounts payable to shareholder                  82,388      152,388
          Current portion of long-term debt                 9,950      109,891
          Payable to former subsidiary                     70,000      270,000

          Total current liabilities                       364,503      881,208

          Long-term and convertible debt                   39,116       53,174

          Stockholders' equity:
          Preferred stock, $.0001 par value, 20,000,000
            shares authorized; 60,000 issued and
            outstanding at December 31, 1998                  -            -
          Common stock, $.0001 par value, 80,000,000
            shares authorized; 7,301,032 and 6,684,507
            shares issued and outstanding                     730          668
          Additional paid-in capital3,901,086 2,985,725
          Accumulated deficit                          (4,012,212)  (3,523,977)

          Total stockholders' equity                     (110,396)    (537,584)

                                                      $   293,223  $   396,798

             See accompanying notes to consolidated financial statements.

                                 FARWEST GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended March 31, 2000 and 1999
                                     (Unaudited)
                                                            2000       1999

          Revenues                                      $     -    $     -

          Operating expenses:
          Common stock and options issued for services    158,423     99,150
          General and administrative (excluding amounts
            applicable to stock and options issued for
            for services each period)                     328,325    195,071

                                                          486,748    294,221

          Loss from operations                           (486,748)  (294,221)

          Other expenses
          Interest expense                                 (1,487)   (11,250)

          Loss from continuing operations                (488,235)  (305,471)

          Discontinued operations:
          Income (loss) from discontinued operations          -       53,938


          Net loss                                      $(488,235) $(251,533)

          Loss per common share:

          From continuing operations                        $(.07)     $(.07)

          Net loss                                          $(.07)     $(.06)

          Weighted average common shares outstanding    7,108,699  4,277,124


             See accompanying notes to consolidated financial statements.

                                 FARWEST GROUP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOW
                  For the Three Months Ended March 31, 2000 and 1999
                                     (Unaudited)
                                                             2000       1999

          Cash flows from operating activities:
          Net Loss                                      $ (488,235) $(251,533)
          Adjustments to reconcile net loss to net cash
            used in operating activities:
          Depreciation                                       1,165        497
          Shares issued for services                       158,423     99,150
          Change in operating assets and liabilities:
            Accounts receivable                            (76,300)    28,704
            Accounts payable and accrued liabilities      (146,764)  (157,490)
            Net liabilities of  discontinued operations         -     (12,576)
          Net cash used in operating activities           (551,711)  (293,248)

          Cash flows from investing activities:
          Purchase of furniture and equipment              (12,184)    (4,948)

          Cash flows from investing activities:
          Net advances from shareholders                   (70,000)   126,393
          Payments on long-term debt                       (13,999)       -
          Payments to former subsidiary                   (200,000)       -
          Sale of common and preferred stock               657,000    283,250
          Net cash provided by financing activities        373,001    409,643

          Net increase (decrease) in cash and cash
          equivalents                                     (190,894)   111,447

          Cash at beginning of period                      389,401        -

          Cash at end of period                          $ 198,507  $ 111,447
          Supplemental disclosure:
          Total interest paid                            $     -    $     -

          Non-cash transactions:
          During 1999, the Company issued 1,643,600 common shares for services rendered in 1999 and 1998, of which$311,750 had been accrued in 1998.
          During 1999, the Company issued 253,332 common shares to convert $100,000 in convertible debt and $26,667 in accrued interest. During 2000, the Company issued 200,000 shares to convert $100,000 in convertible debt.

                   See accompanying notes to financial statements.

                                 FARWEST GROUP, INC.
                             NOTES TO FINANCIAL STATEMENT
                                    March 31, 2000

          Note 1 - Future Operations

          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of approximately $3,300,000 as of March 31, 2000 and has utilized approximately $1,550,000 in cash from operations during the same period. The following is a summary of management's plan to raise capital and generate additional operating funds.

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

          The Company is dependent upon the proceeds of proposed offerings of the Company's securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds are insufficient to fund the Company's operations, the Company would be required to seed additional financing sooner than anticipated. Management if confident it will be able to continue raising funds in the balance of 2000 as it did in the early part of 1999, principally through private placements. With the filing of a Form 10-SB in the fourth quarter of 1999 and becoming a Securities and Exchange Commission fully reporting Company, management anticipates that additional funding will be more likely in 2000.

          There can be no assurances given that the Company will be successful in generating sufficient revenues from its planned activities or in raising sufficient capital to allow it to continue as a going concern which contemplates increased operating expenses, acquisition of assets and the disposition of liabilities in the normal course of business. These factors can affect the ability of the Company to implement its general business plan including the completion of the required manufacturing facilities and continued proprietary CDT product improvements.
          Note 2 - Summary of Significant Accounting Policies and Practices

          (a)  Description of Business

          FarWest Group, Inc. (the "Company"or "FarWest") was organized under the laws of the state of Nevada in July 1996 to serve as a water technology company dedicated to advanced water filtration and purification.
          In January 1997 the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology ("CDT"). The company has the rights to develop and manufacture a carbon aerogel CDT product for commercial use in the desalination, filtration and purification of water. The manufacturing and marketing license is effective for the life of the patents (up to 17 years). To maintain the license the Company must make contracted annual royalty payments to Lawrence Livermore beginning with $30,000 per year, then becoming a percentage of revenue. The Company was in arrears on its annual royalty payments to Lawrence Livermore as of December 31, 1999, but has become current on its payments subsequently. The Company has completed development of its first release CDT unit and expects to commence in-house prototype manufacture and construction of demonstration and pilot water treatment plants for clients in the first quarter of 2000.

          (b)  Net Loss per Weighted Average Share

          Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

          (c)  Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

          Item 2 Management's discussion and analysis of financial condition and results of operations.

          The Company's former subsidiary, FarWest Pump Company (Pump Company), was sold to Pump Company Management with the closing effective November 30, 1999. The discontinued operations of the Pump Company resulted in a total management focus on the operations of FarWest Group's Capacitive Deionization Technology
          (CDT).

          The Company did not recognize any revenue during either of the quarters ending March 31, 2000 or 1999. Initial revenues from pilot systems are expected to occur during the third or fourth quarter of 2000. Operating expenses increased by approximately $193,000 to $486,748 during the first quarter of 2000, the result of increased development expenses. Interest expense decreased do to conversion of debt to equity in 1999.

          On December 29, 1999, the Company entered into an Investment Agreement with ABB, Inc. This agreement included equity investments of $1,000,000 during the quarter ending March 31, 2000. These funds were received and utilized to make the $200,000 payment to Pump Company Management for assuming the net liabilities ($650,000) of Pump Company as well as to make contractual payments required to bring the Lawrence Livermore National Laboratories License fee current as of March 31, 2000. The majority of the remaining equity investment was used to accelerate CDT development including environmental and manufacturing infrastructure necessary to develop the CDT products required for completing the pilot CDT projects. After the end of the quarter, ABB, Inc. informed the Company that it would not exercise its additional equity options, thereby forfeiting all other options which had been included in the initial Investment Agreement.

          The Company received a Letter of Intent from the Kingdom of Jordan in November 1999 for a pilot CDT plant to be built in Jordan in the year 2000. In March, the Company was notified that approval had been granted by the Jordan government to proceed with implementing the Company's proposal and the Letter of Intent to complete the pilot brackish water desalination plant using the Company's Capacitive Deionization Technology (CDT) of the FarWest Group, Inc.

          Part II  Other Information

          Item 1  Legal

          There were no legal proceedings instituted by or against the Company during the quarter ended March 31, 2000. The following proceedings were instituted in the year 1999; the Company does not believe the claims are material or have validity.

          Three former employees of the Company or its former subsidiary, FarWest Pump Co., have filed a lawsuit in Maricopa County Superior Court alleging the Company failed to pay them certain wages and provide them with stock options. The former subsidiary of the Company, FarWest Pump, Inc., has also entered the lawsuit and asserted various claims against the three former employees and their current employer, Duncan Pump, Inc., including conversion, civil conspiracy, wrongful interference with contractual relationships, and violation of trade secrets. The employees seek to recover approximately $250,000 in future wages and, in the aggregate, have asked to be awarded stock options permitting the purchase of up to 630,000 shares of stock of the Company at $.25 per share. The employees have also requested that any damaged awarded be trebled under Arizona law applicable to the failure of an employer to pay wages.

          The Company is contesting this matter vigorously. The Company does not believe that there is validity to the claims; however, should the Company be required to pay damages as a result of the litigation, beyond stock consideration, the payments of such damage awards may have an adverse effect upon its financial condition.

          Item 2  Changes in Securities

          As part of the Investment Agreement with ABB, Inc., the Company issued 500,000 shares of Rule 144 unregistered stock to ABB, Inc. during the quarter ended March 31, 2000.

          Item 3  Defaults upon senior securities

          The Registrant does not have any outstanding debt or securities of this nature.

          Item 4  Submission of matters to a vote of securities holders.

          No items were submitted to a vote of the securities holders during this quarter.

          Item 5  Other information.

          None

          Item 6  Exhibits and Reports of Form 8-K.

          (a) No reports on form 8-K were filed by the Registrant for the quarter ended March 31, 2000.

                                      SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Far West Group, Inc.

          /s/ Dallas Talley
          Dallas Talley
          President and Chief Accounting
          Officer

          Dated: May 19, 2000