Form 10QSB
period 2000-06-30
FARWEST GROUP INC
filed 2000-08-09
CIK 1098584

SECURITY AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C.


                                    FORM 10 - QSB


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarter ended June 30, 2000

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


                                   (1) yes X  No___
                                   (2) yes X  No___



          The number of shares outstanding of the registrant's $.0001 par value common stock as of July 31, 2000 was 7,818,532.

                                 FarWest Group, Inc.
          Index                                                           Page
          Part I    Financial Information

          Item 1    Financial statements

                    Report of Independent Accountants                       3

                    Consolidated Balance Sheets as of
                    June 30, 2000 and December 31, 1999                     4

                    Consolidated Statements of operations
                    for the three and six months ended
                    June 30, 2000 and 1999                                  5

                    Consolidated Statements of Cash Flow
                    For the six months ended June 30,
                    2000 and 1999                                           6

                    Notes to Consolidated Financial
                    Statements                                            7-8

          Item 2    Management's discussion and analysis
                    of Financial Condition and Results
                    of Operations                                        9-10

          Part II   Other Information

          Item 1    Legal                                                  10

          Item 2    Changes in securities                                  10

          Item 3    Defaults upon senior securities                        10

          Item 4    Submission of matter to a vote of security holders     11

          Item 5    Other information                                      11

          Item 6    Exhibits and Reports on Form 8-K                       11

               (a) No report on form 8-K was filed by the Registrant for the quarter ended June 30, 2000

          Signature page                                                   12

          Part I    Financial Information

          Item 1    Financial Statements

          REPORT OF INDEPENDENT ACCOUNTANTS

          Board of Directors
          FarWest Group, Inc.

          We have reviewed the accompanying consolidated balance sheets of FarWest Group, Inc. as of June 30, 2000 and the related statements of operations for the three and six months then ended and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FarWest Group, Inc. as of December 31, 1999 and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated April 12, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


          /s/ Jackson & Rhodes P.C.

          Jackson & Rhodes P.C.


          Dallas, Texas
          August 7, 2000

                                 FARWEST GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                                        Assets
                                                          June 30, December 31,
                                                            2000        1999
          Current assets:                               (Unaudited)  (Audited)
          Cash                                          $  250,838  $  389,401
          Accounts receivable-officers and employees       128,450         -

          Total current assets                             379,288     389,401

          Furniture and equipment                           25,973      11,125
          Less accumulated depreciation                     (6,192)     (3,728)

                                                            19,781       7,397

                                                        $  399,069  $  396,798

                         Liabilities and Stockholders' Equity
          Current liabilities:
          Accounts payable and accrued liabilities      $  277,712  $  348,929

          Accounts payable to shareholder                   78,188     152,388
          Current portion of long-term debt                  9,975     109,891
          Payable to former subsidiary                      30,700     270,000

          Total current liabilities                        396,575     881,208

          Long-term and convertible debt                    32,939      53,174

          Stockholders' equity:
          Preferred stock, $.0001 par value, 20,000,000
            shares authorized; none issued and
            outstanding                                        -           -
          Common stock, $.0001 par value, 80,000,000
            shares authorized; 7,817,532 and 6,684,507
            shares issued and outstanding                      782         668
          Additional paid-in capital                     4,696,471   2,985,725
          Stock subscription receivable                    (90,000)        -
          Accumulated deficit                           (4,637,698) (3,523,977)

          Total stockholders' equity                       (30,445)   (537,584)

                                                        $   399,069 $  396,798

             See accompanying notes to consolidated financial statements.

                                 FARWEST GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three and Six Months Ended June 30, 2000 and 1999
                                     (Unaudited)

                                           Three months ended        Six months ended
                                                 June 30,                 June 30,
                                             2000       1999          2000       1999

          Revenues                        $     -    $     -     $       -    $     -

          Operating expenses:
          Common stock and options issued
            for services                    218,436    116,600       376,859    215,750
          Research and development          255,714     68,198       424,760    219,151
          General and administrative
            (excluding amounts applicable
            to stock and options issued
            for services each period)       146,845     65,201       302,902    115,569


                                            620,995    249,999     1,104,521    550,470

          Loss from operations             (620,995)  (249,999)   (1,104,521)  (550,470)

          Other expenses
          Interest expense                   (4,491)    (2,500)       (9,200)    (7,500)

          Loss from continuin operations   (625,486)  (252,499)   (1,113,721)  (557.970)

          Discontinued operations:
          Income (loss) from discontinued
            operations                          -       (5,592)          -       48,346

          Net loss                        $(625,486) $(258,091)  $(1,113,721) $(509,624)

          Loss per common share:

          From continuing operations          $(.08)     $(.04)        $(.15)     $(.11)

          Net loss                            $(.08)     $(.04)        $(.15)     $(.10)

          Weighted average common shares
          outstanding                     7,524,465  6,056,912     7,316,582  5,235,101

             See accompanying notes to consolidated financial statements.

                                 FARWEST GROUP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOW
                   For the Six Months Ended June 30, 2000 and 1999
                                     (Unaudited)
                 2000   1999
          Cash flows from operating activities:
          Net Loss                                       $(1,113,721) $(509,624)
          Adjustments to reconcile net loss to net cash
            used in operating activities:
              Depreciation                                      2,464       997
              Shares and options issued for services          376,859   215,750
              Change in operating assets and liabilities:
                Accounts receivable                          (128,450)    3,704
                Accounts payable and accrued liabilities      (71,217)   19,359
                Net liabilities of discontinued operations        -    (101,182)
          Net cash used in operating activities              (934,065) (370,996)

          Cash flows from investing activities:
          Purchase of furniture and equipment                 (14,848)   (4,948)

          Cash flows from investing activities:
          Net advances from shareholders                      (74,200)   98,145
          Payments on long-term debt                          (20,150)      -
          Payments to former subsidiary                      (239,300)      -
          Sale of common and preferred stock                1,144,000   283,250
          Net cash provided by financing activities           810,350   381,395

          Net increase (decrease) in cash and cash
          equivalents                                        (138,563)    5,451

          Cash at beginning of period                         389,401       -

          Cash at end of period                            $  250,838 $   5,451

          Supplemental disclosure:
          Total interest paid                              $   39,400 $   7,910

          Non-cash transactions:
               During 1999, the Company issued 1,643,600 common shares for services rendered in 1999 and 1998, of which$311,750 had been accrued in 1998.
               During 1999, the Company issued 253,332 common shares to convert $100,000 in convertible debt and $26,667 in accrued interest.
          During 1999, the Company issued options to acquire 110,000 shares of Company common stock, valued at $116,000.
               During 2000, the Company issued 200,000 shares to convert $100,000 in convertible debt.

             See accompanying notes to consolidated financial statements.

                                 FARWEST GROUP, INC.
                             NOTES TO FINANCIAL STATEMENT
                                    June 30, 2000

          Note 1 - Future Operations

          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of approximately $4,700,000 as of June 30, 2000 and has utilized approximately $1,900,000 in cash from operations during the same period.

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

          (a)Description of Business

          FarWest Group, Inc. (the "Company"or "FarWest") was organized under the laws of the state of Nevada in July 1996 to serve as a water technology company dedicated to advanced water filtration and purification.

          In January 1997 the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology ("CDT"). The company has the rights to develop and manufacture a carbon aerogel CDT product for commercial use in the desalination, filtration and purification of water. The manufacturing and marketing license is effective for the life of the patents (up to 17 years). To maintain the license the Company must make contracted annual royalty payments to Lawrence Livermore beginning with $30,000 per year, then becoming a percentage of revenue. The Company was in arrears on its annual royalty payments to Lawrence Livermore as of December 31, 1999, but has become current on its payments subsequently. The Company has completed development of its first release CDT unit and expects to commence in-house prototype manufacture and construction of demonstration and pilot water treatment plants for clients in the third quarter of 2000.

          (b)Net Loss per Weighted Average Share

          Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

          (c)Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

          Item 2    Management's  discussion  and   analysis  of  financial
                    condition and results of operations.

          Results of operations.

          As reported in the Company's 1999 Form 10K and annual report the Company's former subsidiary, FarWest Pump Company (Pump Company), was sold to Pump Company Management effective November 30, 1999. Pump Company's operations are reflected as discontinued operations as of November 30, 1999.

          The Company did not recognize any revenue during any of the periods ending June 30, 2000 or 1999. Initial revenues from pilot systems are expected to occur during the fourth quarter of 2000. Operating expenses increased by approximately $370,000 from $249,999 during the quarter ended June 30, 2000. Research and development expenses dedicated to the continued improvement of the base CDT technology increased by approximately $190,000 during the quarter ended June 30, 2000. For the six month period ended June 30, 2000, operating expenses have more than doubled from June 30, 1999 to $1,104,521 with research and development to continue to be approximately 50% of the total operating expenses.

          During the quarter ended June 30, 2000, the Company completed an investment agreement with Air Water Inc. (Air Water) of Osaka, Japan. Air Water made an equity investment of $500,000 with the purchase of 200,000 shares of the Company's common stock. These funds were used to complete the Pump Company transaction and to fund the final development of the pilot demonstration system being installed at Carlsbad, California during the third quarter. In consideration for this investment, Air Water received "First Rights of Refusal" for the Japanese marketing rights for the boiler water preparation and polishing market in Japan. Air Water will also have the rights to establish the implementation of the Company's Capacitive Deionization Technology (CDT) in the industrial and agriculture remediation market.

          On December 29, 1999, the Company entered into an Investment Agreement with ABB, Inc. This agreement included equity investments of $1,000,000 during the quarter ending March 31, 2000. These funds were received and utilized to make the $200,000 payment to Pump Company Management for assuming the net liabilities ($650,000) of Pump Company as well as to make contractual payments required to bring the Lawrence Livermore National Laboratories License fee current as of June 30, 2000. The majority of the remaining equity investment was used to accelerate CDT development including environmental and manufacturing infrastructure necessary to develop the CDT products required for completing the pilot CDT projects. ABB, Inc. has informed the Company that it would not exercise its additional equity options, thereby forfeiting all other options which had been included in the initial Investment Agreement.

          The Company submitted a final contract to the Kingdom of Jordan for a 200 cubic meter per day pilot CDT system to be installed in Jordan in 2001. These contract negotiations are expected to be completed in the third quarter.

          The Company submitted its second amendment to its Form 10SB during May 2000.

          Liquidity and capital resources.

          Management recognizes the requirement for additional investment to complete the necessary manufacturing and research facilities. Discussions are being held with several potential strategic partners and investors. There is no certainty if and when such funding can be completed.

          Information regarding and factors affecting forward-looking statements. Forward-looking statements include statements concerning plans, goals, strategies, future events or performances and underlying assumptions and other statements which are other than statements of historical fact. Certain statements contained herein are forward-looking statements and, accordingly, involve risk and uncertainties which could cause the actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or accomplished.

          Part II    Other Information

          Item 1     Legal

          There  were no  legal proceedings  instituted by  or  against the
          Company  during the quarter ended  June 30, 2000.   The following
          proceedings were instituted in the year 1999.

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

          During the quarter ended June 30, 2000, the Superior Court of Arizona Maricopa County ruled that the Company had no monetary liability to any of the three former employees of FarWest Pump Inc. The court ruled that the stock option claims for one of the three ex-employees be dismissed; however, the claims of the other two ex-employees for 205,000 stock options at $.25 per share requires further investigation.

          The Company is continuing to contest this final matter vigorously and believes there is no validity to the final two ex-employees stock option claims.

          Item 2     Changes in Securities

          During the period ended June 30, 2000, the Company issued 639,600 shares of common stock for cash aggregating $1,414,000, net of costs of $75,000, to Air Water Inc. (200,000 shares), ABB, Inc. (250,000 shares) and private investors (189,600 shares). In addition, the Company issued 233,425 shares of common stock for services aggregating $286,339 and options to acquire 400,000 shares of common stock valued at $96,460. The Company recorded a subscription for 60,000 shares at $90,000. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

          Item 3     Defaults upon senior securities

          The Registrant does not have any outstanding debt or securities of this nature.

          Item 4     Submission of matters to a vote of securities holders.

          The Company held its annual stockholders meeting on May 21, 2000. The following individuals were elected as directors until the Company's next annual meeting:

                              For           Against          Abstain

          Tom Friezen      5,131,262         49,200           18,000
          Chris Sheppard   5,180,462              0           18,000
          Dallas Talley    5,180,462              0           18,000
          Clark Vaught     4,360,633        455,238          626,505

          Jackson & Rhodes P.C. appointment as auditors was ratified with 5,145,962 affirmative votes and 69,600 against.

          FarWest Group Inc. 2000 Stock option plan was ratified with 4,159,042 affirmative votes and 263,155 against.

          Item 5     Other information.

          None

          Item 6     Exhibits and Reports of Form 8-K.

          (a) No reports on form 8-K were filed by the Registrant for the quarter ended June 30, 2000.

                                      SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Far West Group, Inc.

          /s/ Dallas Talley
          Dallas Talley
          President and Chief Accounting
          Officer

          Dated: August 8, 2000