Form 10QSB
period 2000-09-30
FARWEST GROUP INC
filed 2000-11-08
CIK 1098584

SECURITY AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C.


                                    FORM 10 - QSB


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarter ended September 30, 2000

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


                                   (1) yes X  No___
                                   (2) yes X  No___



          The number of shares outstanding of the registrant's $.0001 par value common stock as of September 30, 2000 was 7,876,032.

                                 FarWest Group, Inc.
          Index                                                        Page
          Part I     Financial Information

          Item 1     Financial statements

                     Report of Independent Accountants                  3

                     Consolidated Balance Sheets as of
                     September 30, 2000 and December 31, 1999           4

                     Consolidated Statements of operations
                     for the three and nine months ended
                     September 30, 2000 and 1999                        5

                     Consolidated Statements of Cash Flow
                     For the nine months ended September 30,
                     2000 and 1999                                      6

                     Notes to Consolidated Financial
                     Statements                                        7-8

          Item 2     Management's discussion and analysis
                     of Financial Condition and Results
                     of Operations                                     9-10

          Part II    Other Information

          Item 1     Legal                                            10-11

          Item 2     Changes in securities                             11

          Item 3     Defaults upon senior securities                   11

          Item 4     Submission of matter to a vote of security
                     holders                                          11-12

          Item 5     Other information                                 12

          Item 6     Exhibits and Reports on Form 8-K                  12

          Signature page                                               12

          Part I     Financial Information

          Item 1     Financial Statements

          REPORT OF INDEPENDENT ACCOUNTANTS

          Board of Directors
          FarWest Group, Inc.

          We have reviewed the accompanying consolidated balance sheets of FarWest Group, Inc. as of September 30, 2000 and the related statements of operations for the three and nine months then ended and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FarWest Group, Inc. as of December 31, 1999 and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated April 12, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


          /s/ Jackson & Rhodes P.C.

          Jackson & Rhodes P.C.


          Dallas, Texas
          November 8, 2000

                                 FARWEST GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                                        Assets
                                                      September 30 December 31,
                                                           2000        1999
          Current assets:                              (Unaudited)  (Audited)

          Cash                                        $     1,427  $   389,401
          Accounts receivable-officers and employees       49,244          -


          Total current assets                             50,671      389,401

          Furniture and equipment                          26,115       11,125
          Less accumulated depreciation                    (4,893)      (3,728)

                                                           21,222        7,397

                                                       $   71,893  $   396,798

                         Liabilities and Stockholders' Equity
          Current liabilities:

          Accounts payable and accrued liabilities     $  433,592  $   348,929

          Accounts payable to shareholder                  56,634      152,388
          Note payable                                     56,000          -
          Current portion of long-term debt                10,700      109,891
          Payable to former subsidiary                     30,700      270,000

          Total current liabilities                       587,626      881,208

          Long-term and convertible debt                   34,471       53,174

          Stockholders' equity:
          Preferred stock, $.0001 par value, 20,000,000
            shares authorized; none issued and
            outstanding                                       -            -
          Common stock, $.0001 par value, 80,000,000
            shares authorized; 7,875,032 and 6,684,507
            shares issued and outstanding                     788          668
          Additional paid-in capital                    4,726,464    2,985,725
          Accumulated deficit                          (5,277,456)  (3,523,977)

          Total stockholders' equity                     (550,204)    (537,584)

                                                      $    71,893  $   396,798

             See accompanying notes to consolidated financial statements.

                                 FARWEST GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended September 30, 2000 and 1999
                                     (Unaudited)
                                          Three months ended  Nine months ended
                                             September 30,      September 30,
                                             2000     1999      2000      1999

     Revenues                        $    -   $     -    $      -    $     -

     Operating expenses:
     Common stock and options issued
       for services                    86,250   714,000     463,109    929,750
     Research and development         208,070   200,849     632,760    420,000
     General and administrative
       (excluding amounts applicable
       to stock and options issued
       for  services each  period)    336,508  (108,049)    640,702     12,520

                                      630,828   806,800   1,736,571  1,362,270

     Loss from operations            (630,828) (806,800) (1,736,571)(1,362,270)

     Other expenses
     Interest expense                  (8,930)   (1,000)    (16,908)    (3,500)

     Loss from continuing
     operations                      (639,758) (807,800) (1,753,479)(1,365.770)

     Discontinued operations:
     Income (loss) from discontinued
       operations                         -     (64,274)        -      (15,928)

     Net loss                       $(639,758)$(872,074)$(1,753,479)$(1,381,698)

     Loss per common share:

     From continuing operations         $(.08)    $(.13)      $(.23)      $(.25)

     Net loss                           $(.08)    $(.14)      $(.23)      $(.25)

     Weighted average common shares
     outstanding                    7,858,365 6,036,746   7,497,176   5,502,316


             See accompanying notes to consolidated financial statements.

                                 FARWEST GROUP, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOW
                For the Nine Months Ended September 30, 2000 and 1999
                                     (Unaudited)
                                                            2000         1999
          Cash flows from operating activities:
          Net Loss                                     $(1,753,479) $(1,381,698)
          Adjustments to reconcile net loss to net cash
            used in operating activities:
          Depreciation                                       1,165        1,250
          Shares and options issued for services           463,109      929,750
          Change in operating assets and liabilities:
            Accounts receivable                            (49,244)      28,704
            Accounts payable and accrued liabilities        84,663       53,849
            Net liabilities of discontinued  operations        -         38,326

          Net cash used in operating activities         (1,253,786)    (329,819)

          Cash flows from investing activities:
          Purchase of furniture and equipment              (14,990)      (2,483)

          Cash flows from investing activities:
          Net advances from shareholders                   (95,754)      79,250
          Payments on long-term debt                       (17,894)         -
          Additional note payable                           56,000          -
          Payments to former subsidiary                   (239,300)         -
          Sale of common and preferred stock             1,177,750      283,251

          Net cash provided by financing activities        880,802      362,501

          Net increase(decrease) in cash and cash
          equivalents                                     (387,974)      30,199

          Cash at beginning of period                      389,401          -

          Cash at end of period                         $    1,427  $    30,199

          Supplemental disclosure:
          Total interest paid                           $   61,418  $     7,910

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

                                 FARWEST GROUP, INC.
                             NOTES TO FINANCIAL STATEMENT
                                  September 30, 2000

          Note 1 - Future Operations

          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of approximately $5,300,000 as of September 30, 2000 and has utilized approximately $2,200,000 in cash from operations during the same period.

          The following is a summary of management's plan to raise capital and generate additional operating funds.

          The  Company  was  funded  initially through  investment  by  the
          principal  shareholder.   Since  1998  funding  has been  through
          private investments.

          Business opportunities for the next twelve months include international CDT systems sales to governments and major multi-national industrial corporations and U.S. pilot sales. Several opportunities are now being discussed including: governments, humanitarian trust funds, industrial joint ventures, market sectors and geographic distribution agreements.

          The Company recognizes the financial investment required to support the potential business opportunities which are being discussed. There is no guarantee that the Company can complete the funding necessary to develop the manufacturing and engineering structure to manufacture and install the potential CDT orders. The company is currently discussing financing options which include: a Corporate Partnership for Manufacturing which could be expanded to include marketing services; joint ventures with an international investment group; a European government-sponsored program. A potential strategic alliance with a leading European Water company and an investment alliance with a major U.S. engineering and construction company. Management believes that there is a probability of obtaining the required financing for the next twelve months through one of the above.

          The Company is dependent upon the proceeds of proposed offerings of the Company's securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds are insufficient to fund the Company's operations, the Company would be required to seed additional financing sooner than anticipated. Management if confident it will be able to continue raising funds in the balance of 2000 through private placements.

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

          In January 1997 the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology ("CDT"). The company has the rights to develop and manufacture a carbon aerogel CDT product for commercial use in the desalination, filtration and purification of water. The manufacturing and marketing license is effective for the life of the patents (up to 17 years). To maintain the license the Company must make contracted annual royalty payments to Lawrence Livermore beginning with $30,000 per year, then becoming a percentage of revenue. The Company was in arrears on its annual royalty payments to Lawrence Livermore as of December 31, 1999, but has become current on its payments subsequently. The Company has completed development of its first release CDT unit and expects to continue in-house prototype manufacture and construction of demonstration and pilot water treatment plants for clients in the fourth quarter of 2000.

          (b)Net Loss per Weighted Average Share

          Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

          (c)Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

          The Company did not recognize any revenue during the periods ending September 30, 2000 or 1999. Initial revenues from pilot systems are expected to occur during the fourth quarter of 2000. Operating expenses decreased by approximately $170,000 to $630,828 during the quarter ended September 30, 2000. Research and development expenses dedicated to the continued improvement of the base CDT technology remained relatively constant at $208,070 during the quarter ended September 30, 2000. For the Nine month period ended September 30, 2000, operating expenses have increased by approximately 21% from September 30, 1999 to $1,736,571 with research and development to continue to be approximately 31% of the total operating expenses.

          During third quarter 2000 the Company installed the first pilot CDT system at Carlsbad, California. The system will continue to be expanded during the fourth quarter of 2000 and when complete will include ten CDT bricks and will have the capacity to produce up to 10,000 gallons of potable water per day. Evaluation visits are scheduled during the fourth quarter for domestic and international prospective users and potential strategic partners. The Carlsbad pilot CDT system will be operational in Carlsbad through mid 2001.

          On June 27, 2000, the Company completed an investment agreement with Air Water Inc. (Air Water) of Osaka, Japan. Air Water made an equity investment of $500,000 with the purchase of 200,000 shares of the Company's common stock. These funds were used to complete the Pump Company transaction and to fund the final development of the pilot demonstration system being installed at Carlsbad, California during the third quarter. In consideration for this investment, Air Water received "First Rights of Refusal" for the Japanese marketing rights for the boiler water preparation and polishing market in Japan. Air Water will also have the rights to establish the implementation of the Company's Capacitive Deionization Technology (CDT) in the industrial and agriculture remediation market.

          Air water has options to expand its investment agreement in 2001. These options include purchase of an additional 400,000 shares of the Company's common stock at $2.50 per share and/or $3.00 per share and to also add on an additional application to their Japanese marketing rights.

          On December 29, 1999, the Company entered into an Investment Agreement with ABB, Inc. This agreement included equity investments of $1,000,000 during the quarter ending March 31,

          2000. These funds were received and utilized to make the $200,000 payment to Pump Company Management for assuming the net liabilities ($650,000) of Pump Company as well as to make contractual payments required to bring the Lawrence Livermore National Laboratories License fee current as of June 30, 2000. The majority of the remaining equity investment was used to accelerate CDT development including environmental and manufacturing infrastructure necessary to develop the CDT products required for completing the pilot CDT projects. ABB, Inc. has informed the Company that it would not exercise its additional equity options, thereby forfeiting all other options, except registration rights which had been included in the initial Investment Agreement.

          The Company submitted a final contract to the Kingdom of Jordan for a 200 cubic meter per day pilot CDT system to be installed in Jordan in 2001. These contract negotiations were completed in the third quarter and the Company expects the executed contract and applicable deposit by mid fourth quarter 2000.

          The Company plans to submit its third amendment to its Form 10SB during November 2000.

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

          Part II     Other Information

          Item 1      Legal

          There were  no  legal proceedings  instituted by  or against  the
          Company  during  the  quarter  ended  September  30,  2000.   The
          following proceedings were instituted in the year 1999.

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

          No further decision has been reached on the open stock option issues, however, the Company is continuing to contest this matter vigorously and believes there is no validity to the final two ex-employees' stock option claims.

          Item 2     Changes in Securities

          During the period ended September 30, 2000 the Company issues 57,500 shares of common stock. All of the shares issued in the third quarter were for services valued at an aggregate total of $86,250. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

          During the period ended June 30, 2000, the Company issued 639,600 shares of common stock for cash aggregating $1,414,000, net of costs of issuance of $75,000, to Air Water Inc.(200,000 shares), ABB, Inc.(250,000 shares) and private investors (189,600 shares). In addition, the Company issued 233,425 shares of common stock for services aggregating $286,339 and options to acquire 400,000 shares of common stock valued at $96,460. The Company recorded a subscription for 60,000 shares at $90,000. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

          As part of the Investment Agreement with ABB, Inc., the Company issued 250,000 shares of Rule 144 unregistered stock to ABB, Inc. during the quarter ended March 31, 2000.

          Item 3     Defaults upon senior securities

          The Registrant does not have any outstanding debt or securities of this nature.

          Item 4     Submission of matters to a vote of securities holders.

          No matters were submitted for a vote by security holders in the fourth quarter ending September 30, 2000.

          Item 5     Other information.

          None

          Item 6     Exhibits and Reports of Form 8-K.

          (a) Form 8-K was filed by the Registrant on November 7, 2000 relating to its press release dated November 3, 2000 regarding changes in its Board of Directors.


                                      SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Far West Group, Inc.

                                          /s/ Dallas Talley
                                          Dallas Talley
                                          Chairman of the Board,
                                          President and Chief Financial
                                          Officer


          Dated: November 8, 2000