Form 10QSB
period 2001-03-31
FARWEST GROUP INC
filed 2001-05-15
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

Far West Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0867960
(State of Jurisdiction)	(I.R.S. Employer
identification No.)

13636 Neutron Road, Dallas, Texas 75244-4410

(Address of Principal executive offices)

972-934-1586

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

(1) yes X No___

(2) yes X No___

The number of shares outstanding of the registrant's $.0001 par value common stock as of April 30, 2001 was 8,623,364.

FarWest Group, Inc.
Index			Page
Part I	Financial Information

	Item 1	Financial statements

		Report of Independent Accountants	3

		Balance Sheets as of March 31, 2001 and
		December 31, 2000	4

		Statements of operations for the three months ended
		March 31, 2001 and 2000	5

		Statements of Cash Flows for the three
		months ended March 31, 2001 and 2000	6

		Notes to Financial Statements	7-8

	Item 2	Management's discussion and analysis
		of Financial Condition and Results
		of Operations	9-10

Part II	Other Information

	Item 1	Legal	10

	Item 2	Changes in securities	10

	Item 3	Defaults upon senior securities	11

	Item 4	Submission of matters to a vote of security holders	11

	Item 5	Other information	11

	Item 6	Exhibits and Reports on Form 8-K	11

Signature page			11

Part I     Financial Information

Item 1     Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors

FarWest Group, Inc.

We have reviewed the accompanying balance sheets of FarWest Group, Inc. as of March 31, 2001 and the related statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of FarWest Group, Inc. as of December 31, 2000 and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated February 26, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Jackson & Rhodes P.C.

Jackson & Rhodes P.C.

Dallas, Texas

May 4, 2001

FARWEST GROUP, INC.

BALANCE SHEETS
	March 31	December 31,
	2001	2000
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$960	$4,877
Accounts receivable	4,030	4,030

Total current assets	4,990	8,907

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(9,482)	(8,285)

	15,812	17,009

	$20,802	$25,916
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$649,003	$588,797
Accounts and notes payable to shareholder	136,616	136,616
Notes payable to stockholders	97,000	66,000
Current portion of long-term debt	13,931	11,145
Payable to former subsidiary	31,808	31,808

Total current liabilities	928,358	834,366

Long-term and convertible debt	31,240	31,026

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000
shares authorized; 8,480,064 and 8,114,932
shares issued and outstanding	848	811
Additional paid-in capital	5,351,196	5,191,915
Accumulated deficit	(6,290,840)	(6,035,202)

Total stockholders' equity (Deficit)	(938,796)	(842,476)

	$20,802	$25,916

See accompanying notes to financial statements.

FARWEST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)
	Three months ended
	March 31,
	2001	2000

Revenues	$ -	$ -

Operating expenses:
Common stock and options
issued for services:
General and administrative	87,700	158,423
Research and development	12,233	-
Research and development	140,736	169,046
General and administrative
(excluding amounts applicable
to stock and options issued
for services each period)	12,660	159,279

	253,329	486,748

Loss from operations	(253,329)	(486,748)

Other expenses
Interest expense	(2,309)	(1,487)

Net loss	$(255,638)	$(488,235)

Basic loss per common share:	$(0.03)	$0.07)

Weighted average common shares
Outstanding	8,347,020	7,108,699

See accompanying notes to financial statements.

FARWEST GROUP, INC.

STATEMENT OF CASH FLOW

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)
	2001	2000
Cash flows from operating activities:
Net Loss	$(255,638)	$(488,235)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,197	1,165
Shares issued for services	99,933	158,423
Change in operating assets and liabilities:
Accounts receivable	-	(76,300)
Accounts payable and accrued liabilities	94,606	(146,764)

Net cash used in operating activities	(59,902)	(551,711)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(12,184)

Cash flows from investing activities:
Net advances from shareholders	-	(70,000)
Sale of common shares	24,985	657,000
Net payments on long-term debt	-	(13,999)
Proceeds from notes payable to stockholders	31,000	-
Payments to former subsidiary	-	(200,000)

Net cash provided by financing activities	55,985	373,001

Net increase (decrease) in cash and cash equivalents	(3,917)	(190,894)

Cash at beginning of period	4,877	389,401

Cash at end of period	$960	$198,507

Supplemental disclosure:
Total interest paid	$ -	$ -

Non-cash transactions:

     During 2001, the Company issued $34,400 of common stock for accounts payable.

     During 2000, the Company converted $100,000 of convertible debt to common stock.

See accompanying notes to financial statements.

FARWEST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

Note 1 - Future Operations

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of approximately $6,300,000 as of March 31, 2001 and has utilized approximately $2,300,000 in cash from operations during the same period.

     The following is a summary of management's plan to raise capital and generate additional operating funds.

     The Company was funded initially through investment by the principal shareholder. Since 1998 funding has been through private investments including strategic alliances.

     Business opportunities for the next twelve months include international CDT systems sales to governments, major multi-national industrial corporations and U.S. pilot sales. Several opportunities are being discussed including: governments, humanitarian trust funds, industrial joint ventures, market sectors and geographic distribution agreements.

     The Company recognizes the financial investment required to support the potential business opportunities, which are being discussed. There is no guarantee that the Company can complete the funding necessary to develop the manufacturing and engineering structure to manufacture and install the potential CDT orders. The company is currently discussing financing options which include: a Corporate Partnership for Manufacturing; joint ventures with an international investment group; a European government-sponsored program, a potential strategic alliance with a leading European Water company, an investment alliance with a major U.S. engineering and construction company, and an investment/distribution agreement with a leading Pacific Rim water system company. Management believes that there is a probability of obtaining the required financing for the next twelve months through one of the above.

     The Company is dependent upon the proceeds of private placements and strategic alliances of the Company's securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds are insufficient to fund the Company's operations, the Company would be required to seek additional financing sooner than anticipated. Management is confident it will be able to continue raising funds in the balance of 2001 through private placements and investment/distribution agreements.

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

Note 2 - Summary of Significant Accounting Policies and Practices

     (a) Description of Business

     FarWest Group, Inc. (the "Company"or "FarWest") was organized under the laws of the state of Nevada in July 1996 to serve as a water technology company.

     In January 1997 the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology ("CDT"). The company has the rights to develop and manufacture a carbon aerogel CDT product for commercial use in the desalination, filtration and purification of water. The manufacturing and marketing license is effective for the life of the patents (up to 17 years). To maintain the license the Company must make contracted annual royalty payments to Lawrence Livermore beginning at $25,000 per year, then becoming a percentage of revenue. The Company has completed development of its first release CDT unit and has commenced in-house prototype manufacture and construction of demonstration and pilot water treatment plants for clients.

     (b) Net Loss per Weighted Average Share

     Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

     (c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Item 2 Management's discussion and analysis of financial condition and results of operations.

     Results of operations.

          The Company did not recognize any revenue during the periods ending March 31, 2001 or 2000. Initial revenues from pilot systems are expected to occur during the third quarter of 2001. Operating expenses were reduced to $253,329 when compared to the first quarter 2000 operating expenses of $486,748. The 2000 operating expenses reflected the joint development program with ABB during the first quarter 2000. Although operating expenses were reduced by almost 50%, research and development expenditures were relatively constant at $140,736 for the first quarter 2001 compared to the $169,046 expenditures in the first quarter 2000. Research and development continue to reflect over 50% of total expenditures.

     During the first quarter 2001 a private placement was completed providing the Company $25,000. During the first quarter 2001 the Company issued 79,800 shares to settle accounts payable totaling approximately $35,000. In addition, during the first quarter 2001 the Company issued 235,332 shares for services provided; this total included 133,332 shares to outside members of the Company's Board of Directors.

     During the second quarter 2000, Air Water Inc., Osaka, Japan entered into an investment agreement whereby Air Water Inc. received an option to purchase up to an additional 400,000 shares of the Company's common stock at prices ranging from $2.50 to $3.00 per share. Air Water Inc. has notified the Company that they plan to exercise their option during the second quarter 2001.

     The Company's Board of Directors has determined it is in the best interest of the Company and its shareholders to change the name of the Company to "Capacitive Deionization Technology Systems, Inc." ("CDT Systems Inc."). This will be submitted to the shareholders for approval at the scheduled June 14, 2001 shareholders meeting.

     The Company submitted a final contract to the Kingdom of Jordan for a 200 cubic meter per day pilot CDT system to be installed in Jordan in 2001. These contract negotiations were completed in 2000. However, the Kingdom of Jordan as of this date has not released the final contract.

           Liquidity and capital resources.

      Management recognizes the requirement for additional investment to complete the necessary manufacturing and research facilities. Discussions are being held with several potential strategic partners and investors. There is no certainty if and when such funding can be completed.

     Information regarding and factors affecting forward-looking statements. Forward-looking statements include statements concerning plans, goals, strategies, future events or performances and underlying assumptions and other statements, which are other than statements of historical fact. Certain statements contained herein are forward-looking statements and, accordingly, involve risk and uncertainties, which could cause the actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or accomplished.

Part II Other Information

Item 1 Legal

     There were no legal proceedings instituted by or against the Company during the quarter ended March 31, 2001. The following proceedings instituted in the year 1999 are currently in appeal by the former employees.

     Three former employees of the Company or its former subsidiary, FarWest Pump Co., filed a lawsuit in Maricopa County Superior Court alleging the Company failed to pay them certain wages and provide them with stock options. The former subsidiary of the Company, FarWest Pump, Inc., has also entered the lawsuit and asserted various claims against the three former employees and their current employer, Duncan Pump, Inc., including conversion, civil conspiracy, wrongful interference with contractual relationships, and violation of trade secrets. The employees seek to recover approximately $250,000 in future wages and, in the aggregate, have asked to be awarded stock options permitting the purchase of up to 630,000 shares of stock of the Company at $.25 per share. The employees also requested that any damages awarded be trebled under Arizona law applicable to the failure of an employer to pay wages.

     During the quarter ended June 30, 2000, the Superior Court of Arizona Maricopa County ruled that the Company had no monetary liability to any of the three former employees of FarWest Pump Inc. The court ruled that the stock option claims for one of the three ex-employees be dismissed; however, the claims of the other two ex-employees for 205,000 stock options at $.25 per share require further investigation. The ex-employees have filed an appeal, which the Company's counsel has moved to dismiss.

     No further decision has been reached on the open stock option issues. The Company is continuing to contest this matter vigorously and believes there is no validity to the final two ex-employees' stock option claims or any of the appeal action.

Item 2 Changes in Securities

     During the period ended March 31, 2001 the Company issues 365,132 shares of common stock. 79,800 shares were issued in settlement of accounts payable, 235,332 shares were issued for services including 133,332 to three outside members of the Board of Directors and the Chairman of the Advisory Board, and 50,000 shares of common stock were issued for cash. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3 Defaults upon senior securities

     The Registrant does not have any outstanding debt or securities of this nature.

Item 4 Submission of matters to a vote of securities holders.

     No matters were submitted for a vote by security holders in the quarter ending March 31, 2001.

Item 5 Other information.

     None

Item 6 Exhibits and Reports of Form 8-K.

     (a) Form 8-K was filed by the Registrant on November 7, 2000 relating to its press release dated November 3, 2000 regarding changes in its management and Board of Directors.

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Far West Group, Inc.

/s/ Dallas Talley

Dallas Talley

Chairman of the Board,

President and Chief Financial

Officer

Dated: May 11, 2001