Form 10QSB
period 2001-06-30
FARWEST GROUP INC
filed 2001-08-14
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

Capacitive Deionization Technology Systems, Inc.

(Formerly Far West Group, Inc.)

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

(1) yes X No___

(2) yes X No___

The number of shares outstanding of the registrant's $.0001 par value common stock as of August 10, 2001 was 8,623,364.

Capacitive Deionization Technology Systems, Inc.
Index			Page
Part I	Financial Information

	Item 1	Financial statements

		Report of Independent Accountants	3

		Balance Sheets as of June 30, 2001 and
		December 31, 2000	4

		Statements of operations for the three and six ended
		months June 30, 2001 and 2000	5

		Statements of Cash Flows for the six
		months ended June 30, 2001 and 2000	6

		Notes to Financial Statements	7-9

	Item 2	Management's discussion and analysis
		of Financial Condition and Results
		of Operations	9-10

Part II	Other Information

	Item 1	Legal	10

	Item 2	Changes in securities	11

	Item 3	Defaults upon senior securities	11

	Item 4	Submission of matters to a vote of security holders	11

	Item 5	Other information	11

	Item 6	Exhibits and Reports on Form 8-K	11

Signature page			12

Part I     Financial Information

Item 1     Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors

Capacitive Deionization Technology Systems, Inc.

We have reviewed the accompanying balance sheets of Capacitive Deionization Technology Systems, Inc. (Formerly FarWest Group, Inc.) as of June 30, 2001 and the related statements of operations and cash flows for the three and six months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Capacitive Deionization Technology Systems, Inc. (Formerly FarWest Group, Inc.) as of December 31, 2000 and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated February 26, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Jackson & Rhodes P.C.

Jackson & Rhodes P.C.

Dallas, Texas

August 6, 2001

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

BALANCE SHEETS
	June 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$ 609	$4,877
Accounts receivable	13,277	4,030

Total current assets	13,886	8,907

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(10,682)	(8,285)

	14,612	17,009

	$28,498	$25,916
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$871,422	$588,797
Accounts and notes payable to shareholder	136,616	136,616
Notes payable to stockholders	114,000	66,000
Current portion of long-term debt	13,931	11,145
Payable to former subsidiary	31,808	31,808

Total current liabilities	1,167,777	834,366

Long-term and convertible debt	31,240	31,026

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000
shares authorized; 8,480,064 and 8,114,932
shares issued and outstanding	874	811
Additional paid-in capital	5,482,655	5,191,915
Accumulated deficit	(6,654,048)	(6,035,202)

Total stockholders' equity (Deficit)	(1,170,519)	(842,476)

	$28,498	$25,916

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2001 and 2000

(Unaudited)
	Three months ended		Six months ended
	June 30,		June 301,
	2001	2000	2001	2000

Revenues	$ -	$ -	$ -	$ -

Operating expenses:
Common stock and options
issued for services:
General and administrative	77,485	218,436	165,185	376,859
Research and development	24,500	-	36,733	-
Research and development	101,215	255,714	241,951	424,760
General and administrative
(excluding amounts applicable
to stock and options issued
for services each period)	151,649	146,845	164,309	302,902

	354,849	620,995	608,178	1,104,521

Loss from operations	(354,849)	(620,995)	(608,178)	(1,104,521)

Other expenses
Interest expense	(8,359)	(4,491)	(10,668)	(9,200)

Net loss	$(363,208)	$(625,486)	$(618,846)	$(1,113,721)

Basic loss per common share:	$(0.04)	$(0.08)	$(0.07)	$0.15)

Weighted average common shares
Outstanding	8,527,875	7,524,465	8,708,731	7,316,582

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2001 and 2000

(Unaudited)
	2001	2000
Cash flows from operating activities:
Net Loss	$(618,846)	$(1,113,721)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation	2,397	2,464
Shares issued for services	201,918	376,859
Change in operating assets and liabilities:
Accounts receivable	(9,247)	(128,450)
Accounts payable and accrued liabilities	317,025	(71,217)

Net cash used in operating activities	(106,753)	(934,065)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(14,848)

Cash flows from investing activities:
Net advances from shareholders	-	(74,200)
Sale of common shares	54,485	1,144,000
Net payments on long-term debt	-	(20,150)
Proceeds from notes payable to stockholders	48,000	-
Payments to former subsidiary	-	(239,300)

Net cash provided by financing activities	102,485	811,350

Net increase (decrease) in cash and cash equivalents	(4,268)	(138,563)

Cash at beginning of period	4,877	389,401

Cash at end of period	$609	$250,838

Supplemental disclosure:
Total interest paid	$ -	$39,400

Non-cash transactions:

     During 2001, the Company issued $34,400 of common stock for accounts payable.

     During 2000, the Company converted $100,000 of convertible debt to common stock.

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

Note 1 - Future Operations

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of approximately $6,700,000 as of June 30, 2001 and has utilized approximately $2,300,000 in cash from operations during the same period.

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

     The Company recognizes the financial investment required to support the potential business opportunities, which are being discussed. There is no guarantee that the Company can complete the funding necessary to develop the manufacturing and engineering structure to manufacture and install the potential CDT orders. The company is currently discussing financing options which include: a corporate partnership for manufacturing; joint ventures with an international investment group, a potential strategic alliance with a leading European water company, an investment alliance with a major U.S. engineering and construction company, and an investment/distribution agreement with a leading Pacific Rim water system company. Management believes that there is a probability of obtaining the required financing for the next twelve months through one of the above.

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

Note 2 - Summary of Significant Accounting Policies and Practices

     (a) Description of Business

     Capacitive Deionization Technology Systems, Inc. (Formerly FarWest Group, Inc.) (the "Company" or "CDT Systems, Inc.") was organized under the laws of the state of Nevada in July 1996 to serve as a water technology company.

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

     (c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001

Item 2 Management's discussion and analysis of financial condition and results of operations.

     Results of operations.

          The Company did not recognize any revenue during the periods ending June 30, 2001 or 2000. Initial revenues from sale of CDT bricks for pilot systems may occur during the third quarter of 2001. Operating expenses were reduced to $354,849 compared to the second quarter 2000 operating expenses of $620,995. The 2000 operating expenses reflect the final stages of the joint development program with ABB during the second quarter of 2000. Operating expenses including, research and development expenses were reduced by approximately 45% compared to the second quarter of 2000. Research and development activities continue to consume significant expenditures.

     During the second quarter 2001 a private placement was completed providing the Company $29,500 in operating funds. In addition, during the second quarter 2001, the Company issued 101,985 shares for services provided. No director or officer received any shares for services during the second quarter of 2001.

     During the first quarter 2001, Air Water Inc. ("Airwater"), Osaka, Japan advised the Company that they planned to exercise their option to purchase up to 400,000 additional shares of the Company's common stock. The exercise of this option has been delayed primarily due to the Company's inability to complete pilot CDT bricks ordered by Airwater. This delay was caused by inadequate funding and was not related to any technical problems. The Company believes that Airwater will ultimately exercise their option once the Company is capable of delivering CDT bricks.

     The Company held its rescheduled shareholders' meeting on July 31, 2001 at which time 62% of those entitled to vote approved change of the name of the Company to "Capacitive Deionization Technology Systems, Inc." ("CDT Systems, Inc.").

     The Company has been advised that the pending brackish water pilot CDT system for the Kingdom of Jordan will be reevaluated prior to year end 2001.

           Liquidity and capital resources.

      Management recognizes the requirement for additional investment to execute the Company's business plan and complete the necessary manufacturing and research facilities. Financing opportunities continue to be evaluated. These include a manufacturing joint venture, including an equity investment in the Company; an assembly out-sourcing agreement in Canada and two marketing joint ventures. There is no certainty if and when such funding can be completed.

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

Part II Other Information

Item 1 Legal

     There were no legal proceedings instituted by or against the Company during the quarter ended June 30, 2001. The following proceedings instituted in the year 1999 are currently in appeal by the former employees.

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

     During the quarter ended June 30, 2000, the Superior Court of Arizona Maricopa County ruled that the Company had no monetary liability to any of the three former employees of FarWest Pump Inc. The court ruled that the stock option claims for one of the three ex-employees be dismissed; however, the claims of the other two ex-employees for 205,000 stock options at $.25 per share require further investigation. The ex-employees have filed an appeal, including the employee whose claims were dismissed. The employees also contest the Company's price of $.25 per share. The Company has been advised that the appeal is currently scheduled for trial in the fourth quarter of 2001.

     The Company is continuing to contest this matter vigorously and believes there is no validity to the ex-employees' stock option claims, pricing claims or any appeal action.

Item 2 Changes in Securities

     During the quarter ended June 30, 2001, the Company issued 263,000 shares of common stock: 59,000 shares of common stock were issued for cash and 204,000 shares of common stock were issued for services. None of these shares were issued to officers or directors. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

During the period ended March 31, 2001, the Company issues 365,132 shares of common stock. 79,800 shares were issued in settlement of accounts payable, 235,332 shares were issued for services including 133,332 to three outside members of the Board of Directors and the Chairman of the Advisory Board, and 50,000 shares of common stock were issued for cash. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3 Defaults upon senior securities

     The Registrant does not have any outstanding debt or securities of this nature.

Item 4 Submission of matters to a vote of securities holders.

     The Company held its annual stockholder meeting on July 31, 2001. The following individuals were elected as directors until the Company's next annual meeting:
Dallas Talley	Chris Sheppard
Robert Blaney	Thomas Friezen
Takeshi Ogata	Ann Cochran Heywood

     Jackson & Rhodes P.C. appointment as auditors was ratified with 5,486,043 affirmative votes and 2,645,000 against.

     Amendment to the Articles of Incorporation to change the Company's name form Far West Group, Inc. to Capacitive Deionization Technology Systems, Inc. was approved by 5,431,793 affirmative votes with 2,679,300 against.

     Approved the 2001 Stock Option Plan with 4,188,012 affirmative votes; there were 2,890,725 votes against.

Item 5 Other information.

     NONE

Item 6 Exhibits and Reports of Form 8-K.

    Exhibit EX-3.(i)     Amended and restated Articles of Incorporation

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capacitive Deionization Technology Systems, Inc.

/s/ Dallas Talley

Dallas Talley

Chairman of the Board,

Chief Executive and Financial

Officer

Dated: August 14, 2001