Form 10QSB
period 2001-09-30
FARWEST GROUP INC
filed 2001-11-14
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

(1) yes X No___

(2) yes X No___

The number of shares outstanding of the registrant's $.0001 par value common stock as of November 12, 2001 was 9,400,779.

Capacitive Deionization Technology Systems, Inc.
Index			Page
Part I	Financial Information

	Item 1	Financial statements

		Report of Independent Accountants	3

		Balance Sheets as of September 30, 2001 and
		December 31, 2000	4

		Statements of operations for the three and nine
		months ended September 30, 2001 and 2000	5

		Statements of Cash Flows for the nine
		months ended September 30, 2001 and 2000	6

		Notes to Financial Statements	7-9

	Item 2	Management's discussion and analysis
		of Financial Condition and Results
		of Operations	9

Part II	Other Information

	Item 1	Legal	10

	Item 2	Changes in securities	10

	Item 3	Defaults upon senior securities	11

	Item 4	Submission of matters to a vote of security holders	11

	Item 5	Other information	11

	Item 6	Exhibits and Reports on Form 8-K	11

Signature page			11

Part I     Financial Information

Item 1     Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors

Capacitive Deionization Technology Systems, Inc.

We have reviewed the accompanying balance sheets of Capacitive Deionization Technology Systems, Inc. (Formerly FarWest Group, Inc.) as of September 30, 2001 and the related statements of operations for the three and nine months then ended and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Jackson & Rhodes P.C.

Jackson & Rhodes P.C.

Dallas, Texas

November 2, 2001

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

BALANCE SHEETS
	September 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$ 326	$4,877
Accounts receivable	10,500	4,030
Inventory	12,792	-
Prepaid expenses	22,777	-
Total current assets	46,395	8,907

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(10,682)	(8,285)
	14,612	17,009

	$61,007	$25,916
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$ 932,016	$588,797
Accounts and notes payable to shareholder	136,616	136,616
Notes payable to stockholders	128,500	66,000
Current portion of long-term debt	14,861	11,145
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,243,801	834,366

Long-term and convertible debt	30,310	34,026

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000
shares authorized; 9,344,731 and 8,114,932
shares issued and outstanding	934	811
Additional paid-in capital	5,713,995	5,191,915
Accumulated deficit	(6,928,033)	(6,035,202)
Total stockholders' equity (Deficit)	(1,213,104)	(842,476)

	$ 61,007	$ 25,916

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2001 and 2000

(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 301,
	2001	2000	2001	2000

Revenues	$ -	$ -	$ -	$ -

Operating expenses:
Common stock and options
issued for services:
General and administrative	90,400	69,750	233,785	446,609
Research and development	21,800	16,500	58,533	16,500
Research and development	88,065	208,070	330,016	632,760
General and administrative
(excluding amounts applicable
to stock and options issued
for services each period)	81,079	336,508	245,388	640,702

	281,344	630,828	867,722	1,736,571

Loss from operations	(281,344)	(630,828)	(867,722)	(1,736,571)

Other expenses
Interest expense	(14,439)	(8,930)	(25,107)	(16,908)

Net loss	$(295,783)	$(639,758)	$(892,829)	$(1,753,479)

Basic loss per common share:	$(0.03)	$(0.08)	$(0.10)	$0.23)

Weighted average common shares
Outstanding	8,706,790	7,858,365	9,064,620	7,497,176

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2001 and 2000

(Unaudited)
	2001	2000
Cash flows from operating activities:
Net Loss	$(892,829)	$(1,753,479)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation	2,397	1,165
Shares issued for services	292,318	463,109
Change in operating assets and liabilities:
Accounts receivable	(6,470)	(49,244)
Inventory	(12,792)	-
Prepaid expenses	(2,777)	-
Accounts payable and accrued liabilities	422,617	84,663

Net cash used in operating activities	(197,536)	(1,253,786)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(14,990)

Cash flows from investing activities:
Net advances from shareholders	-	(95,754)
Sale of common shares	116,485	1,177,750
Net payments on long-term debt	-	(17,894)
Proceeds from notes payable to stockholders	76,500	56,000
Payments to former subsidiary	-	(239,300)

Net cash provided by financing activities	192,985	880,802

Net increase (decrease) in cash and cash equivalents	(4,551)	(387,974)

Cash at beginning of period	4,877	389,401

Cash at end of period	$ 326	$ 1,427
Supplemental disclosure:
Total interest paid	$ -	$39,400

Non-cash transactions:

     During 2001, the Company issued $79,400 of common stock for accounts payable, $20,000 for prepaid expenses and $14,000 for notes payable.

     During 2000, the Company converted $100,000 of convertible debt to common stock.

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

Note 1 - Future Operations

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of approximately $6,930,000 as of September 30, 2001 and has utilized approximately $2,390,000 in cash from operations during the same period.

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

     The Company recognizes the financial investment required to support the potential business opportunities, which are being discussed. There is no guarantee that the Company can complete the funding necessary to develop the manufacturing and engineering structure to manufacture and install the potential CDT orders. The company is currently discussing financing options which include: a corporate partnership for manufacturing; joint ventures with an international investment group, an investment alliance with a major U.S. engineering and construction company, and an investment/distribution agreement with a leading Pacific Rim water system company. Management believes that there is a probability of obtaining the required financing for the next twelve months through one of the above.

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

     (c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001

Item 2 Management's discussion and analysis of financial condition and results of operations.

     Results of operations.

          The Company did not recognize any revenue during the periods ending September 30, 2001 or 2000. The Company will recognize revenue from the sale of CDT bricks for pilot systems during the fourth quarter of 2001. Operating expenses totaled $281,344 during the third quarter of 2001; this was a reduction of $349,484 compared to $630,828 operating expenses in the third quarter of 2000. This 55% reduction was primarily due to the delay in completing the joint venture and equity funding which were scheduled for completion in the third quarter 2001. The lack of funding also limited the research and development expenditures for the quarter resulting in a better than 50% reduction from research and development expenditures when compared to third quarter 2000.

     During the third quarter 2001, the Company completed a private placement, which provided proceeds totaling $116,485. In addition, during the third quarter 2001, the Company issued 263,000 shares for services provided. Of this total, 133,332 were shares vested by four members of the Company's Board of Directors and 83,333 shares were vested by three members of the Company's Advisory Board. The remaining 46,668 shares were issued in settlement of accounts and notes payable

           Liquidity and capital resources.

      Management recognizes the requirement for additional investment to execute the Company's business plan and complete the necessary manufacturing and research facilities. Financing transactions are currently being negotiated. These include an equity participation manufacturing joint venture, an equity investment in conjunction with a publicly financed trust fund and a long-term debt financing. There is no certainty that these fundings will be completed.

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

Part II Other Information

Item 1 Legal

     There were no legal proceedings instituted by or against the Company during the quarter ended September 30, 2001. The following proceedings instituted in the year 1999 are currently in appeal by the former employees.

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

     During the quarter ended September 30, 2000, the Superior Court of Arizona Maricopa County ruled that the Company had no monetary liability to any of the three former employees of FarWest Pump Inc. The court ruled that the stock option claims for one of the three ex-employees be dismissed; however, the claims of the other two ex-employees for 205,000 stock options at $.25 per share require further investigation. The ex-employees have filed an appeal, including the employee whose claims were dismissed. The employees also contest the Company's price of $.25 per share. The Company has been advised that the appeal is currently being scheduled for trial in early 2002.

     The Company is continuing to contest this matter vigorously and believes there is no validity to the ex-employees' stock option claims, pricing claims or any appeal action.

Item 2 Changes in Securities

     During the quarter ended September 30, 2001, the Company issued 601,665 shares of common stock: 124,000 shares of common stock were issued for cash and 477,665 shares of common stock were issued for services. 216,665 of these shares were issued to directors. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

For the nine month period ended September 30, 2001, the Company issues 1,229,797 shares of common stock. 233,000 shares were issued for cash, 107,800 shares were issued in settlement of accounts payable, 888,997 shares were issued for services including 349,997 to four outside members of the Board of Directors and the outside members of the Company's Advisory Board. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3 Defaults upon senior securities

     The Registrant does not have any outstanding debt or securities of this nature.

Item 4 Submission of matters to a vote of securities holders.

     NONE

Item 5 Other information.

     NONE

Item 6 Exhibits and Reports of Form 8-K.

     NONE

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capacitive Deionization Technology Systems, Inc.

/s/ Dallas Talley

Dallas Talley

Chairman of the Board,

Chief Executive and Financial

Officer

Dated: November 14, 2001