Form 10QSB
period 2002-03-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2002-05-14
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

(1) yes      No  X

(2) yes  X  No

The number of shares outstanding of the registrant's $.0001 par value common stock as of April 30, 2002 was 11,136,818.

Capacitive Deionization Technology Systems, Inc.
Index			Page
Part I	Financial Information

	Item 1	Financial statements

		Balance Sheets as of March 31, 2002 and
		December 31, 2001	3

		Statements of operations for the three
		months ended March 31, 2002 and 2001	4

		Statements of Cash Flows for the three
		months ended March 31, 2002 and 2001	5

		Notes to Financial Statements	6-8

	Item 2	Management's discussion and analysis
		of Financial Condition and Results
		of Operations	8

Part II	Other Information

	Item 1	Legal	9

	Item 2	Changes in securities	9

	Item 3	Defaults upon senior securities	10

	Item 4	Submission of matters to a vote of security holders	10

	Item 5	Other information	10

	Item 6	Exhibits and Reports on Form 8-K	10

Signature page			10

Part I     Financial Information

Item 1     Financial Statements

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

BALANCE SHEETS
	March 31,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$ 17,230	$ 1,668
Accounts receivable	10,500	10,500
Note receivable	175,000	-
Total current assets	202,730	12,168

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(14,265)	(13,065)
	11,029	12,229

	$213,759	$ 24,397
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,280,953	$1,191,659
Severance payable to shareholder	154,000	154,000
Notes payable to outside stockholders	135,500	137,500
Current portion of long-term debt	24,497	23,297
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,626,758	1,538,264

Long-term and convertible debt	20,674	21,874

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000
shares authorized; 11,127,520 and 10,275,901
shares issued and outstanding	1,113	1,027
Additional paid-in capital	6,779,576	6,327,752
Accumulated deficit	(8,214,362)	(7,864,520)
Total stockholders' equity (Deficit)	(1,433,673)	(1,535,741)

	$ 213,759	$ 24,397

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)
	Three months ended
	March 31,
	2002	2001

Revenues	$ -	$ -

Operating expenses:
Common stock and options
issued for services:
General and administrative	81,310	87,700
Research and development	17,000	12,233
Research and development	132,781	124,236
General and administrative
(excluding amounts applicable
to stock and options issued
for services each period)	98,189	29,160

	329,280	253,329

Loss from operations	(329,280)	(253,329)

Other expenses
Interest expense	(20,562)	(2,309)

Net loss	$(349,842)	$(255,638)

Basic loss per common share:	$(0.03)	$0.03)

Weighted average common shares
Outstanding	10,834,187	8,347,020

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)
	2002	2001
Cash flows from operating activities:
Net Loss	$(349,842)	$(255,638)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation	1,200	1,197
Shares issued for services	98,310	99,933
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	89,294	94,606

Net cash used in operating activities	(161,038)	(59,902)

Cash flows from investing activities:
Sale of common shares	178,600	24,985
(Payments) Proceeds notes payable to stockholders	(2,000)	31,000

Net cash provided by financing activities	176,600	55,985

Net increase (decrease) in cash and cash equivalents	15,562	(3,917)

Cash at beginning of period	1,668	4,877

Cash at end of period	$ 17,230	$ 960

Supplemental disclosure:
Total interest paid	$ -	$45,343

Non-cash transactions:

     During 2001, the Company issued 68,800 shares of common stock for settlement of $34,400 in accounts payable.

     During 2002, the Company issued 350,000 common shares for a note receivable of $175,000 and 100,000 shares of common stock for settlement of $50,000 in accounts payable.

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

Note 1 - Future Operations

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of approximately $7,700,000 as of March 31, 2002 and has utilized approximately $2,700,000 in cash from operations during the same period.

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

     The Company recognizes the extent of the financial investment necessary to support current business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is negotiating the following additional options:

  Additional strategic investment alliances.

  Expansion of current strategic and investment alliances.

  An industry specific joint venture.

  A joint venture with industry and government partners to accelerate pilot systems for the Powder River CBME Gas Wastewater Remediation Project.

     The Company is dependent upon the proceeds of private placements and strategic alliances of the Company's securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds are insufficient to fund the Company's operations, the Company would be required to seek additional financing sooner than anticipated. Management is confident it will be able to continue raising funds in the balance of 2002 through private placements and investment/distribution agreements.

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

     In January 1997, the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology ("CDT"). The company has the rights to develop and manufacture a carbon aerogel CDT product for commercial use in the desalination, filtration and purification of water. The manufacturing and marketing license is effective for the life of the patents (up to 17 years). To maintain the license the Company must make contracted annual royalty payments to Lawrence Livermore beginning at $25,000 per year, then becoming a percentage of revenue. The Company has completed development of its first release CDT unit and has also completed plans to construct a manufacturing facility in North Texas for volume production of its CDT brick prototype manufacture and construction of demonstration and pilot water treatment plants for clients.

     (b) Net Loss per Weighted Average Share

     Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

     (c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002

Item 2 Management's discussion and analysis of financial condition and results of operations.

     Results of operations.

          The Company did not recognize any revenue during the periods ending March 31, 2002 or 2001. Initial revenues from pilot systems are expected to occur during the second quarter of 2002. Operating expenses was $329,280 compared to the first quarter of 2001 operating expenses of $253,329. Research and development expenditures for the quarter increased from $136,469 in the first quarter of 2001 to $149,781 in the first quarter 2002. The increase in operating expenses was primarily due to an increase in legal fees

     During the first quarter 2002, a private placement of 555,000 shares of the Company's Rule 144 common stock was completed providing the Company $102,500 in cash and a note receivable of $175,000. The Company issued 100,000 shares to settle accounts payable totaling approximately, $50,000. Further, the Company issued 196,619 shares for services provided.

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

Part II Other Information

Item 1 Legal

There were no new legal proceedings instituted by or against the Company since 1999. The following proceedings were instituted in the year 1999.

Three former employees of the Company's former subsidiary, FarWest Pump Co., filed a lawsuit in Maricopa County Superior Court alleging the Company failed to pay them certain wages and provide them with stock options. The former subsidiary of the Company, FarWest Pump, Inc., also entered the lawsuit and asserted various claims against the three former employees and their employer, Duncan Pump, Inc., including conversion, civil conspiracy, wrongful interference with contractual relationships, and violation of trade secrets.

The ex-employees attempted to recover approximately $250,000 in future wages and, in the aggregate, asked to be awarded stock options permitting the purchase of up to 630,000 shares of stock of the Company at $.25 per share. The employees also had requested that any damages awarded be trebled under Arizona law applicable to the failure of an employer to pay wages.

In late 2000, the Superior Court of Arizona Maricopa County ruled that the Company had no monetary liability to any of the three former employees of FarWest Pump Inc. The court ruled that the stock option claims for one of the three ex-employees be dismissed; however, the claims of the other two ex-employees for 205,000 stock options at $.25 per share would require further investigation.

The three ex-employees appealed the Superior Court's decision on all counts: During 2001, the Company vigorously contested the action. In January 2002, the Superior Court of Arizona Maricopa County granted the Company's request for a Summary Judgment on all monetary claims of the three ex-employees and granted summary judgment on the stock option claims for two ex-employees with stock option claims of 550,000. The Plaintiffs' filed a motion to amend the Judgment on behalf of the ex-employees. The Court on April 29, 2002 declined to set oral arguments and therefore, ruled, "IT IS ORDERED denying Plaintiffs' Motion to Amend Judgment."

The only remaining action to be resolved is the third ex-employees claim for 80,000 options at $0.25 per share.

Item 2 Changes in Securities

     During the quarter ended March 31, 2002, the Company issued 851,619 shares of common stock: 100,000 shares were issued in settlement of accounts payable, 196,619 shares were issued for services, 350,000 shares were issued upon receipt of a $175,000 note receivable and 205,000 shares of common stock were issued for cash. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3 Default upon senior securities.

     The Registrant does not have any outstanding debt or securities of this nature.

Item 4 Submission of matters to a vote of securities holders.

     NONE

Item 5 Other information.

     NONE

Item 6 Exhibits and Reports of Form 8-K.

     (a) Form 8-K was filed by the Registrant on April 18, 2002 relating to its change in auditors for the year ended December 31, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capacitive Deionization Technology Systems, Inc.

/s/ Dallas Talley

Dallas Talley

Chairman of the Board,

Chief Executive and Financial

Officer

Dated: May 14, 2002