Form 10QSB
period 2002-06-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2002-08-14
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

(1) yes      No  X

(2) yes  X  No

The number of shares outstanding of the registrant's $.0001 par value common stock as of July 31, 2002 was 11,440,520.

Capacitive Deionization Technology Systems, Inc.
Index			Page
Part I	Financial Information

	Item 1	Financial statements

		Balance Sheets as of June 30, 2002 and
		December 31, 2001	3

		Statements of operations for the three and six
		months ended June 30, 2002 and 2001	4

		Statements of Cash Flows for the six
		months ended June 30, 2002 and 2001	5

		Notes to Financial Statements	6-8

	Item 2	Management's discussion and analysis
		of Financial Condition and Results
		of Operations	8-9

Part II	Other Information

	Item 1	Legal	9-10

	Item 2	Changes in securities	10

	Item 3	Defaults upon senior securities	10

	Item 4	Submission of matters to a vote of security holders	10

	Item 5	Other information	10

	Item 6	Exhibits and Reports on Form 8-K	10

Signature page			11

Part I     Financial Information

Item 1     Financial Statements

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

BALANCE SHEETS
	June 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$ 300	$ 1,668
Accounts receivable	10,500	10,500
Note receivable	175,000	-
Total current assets	185,800	12,168

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(15,462)	(13,065)
	9,832	12,229

	$195,632	$ 24,397
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,396,369	$1,191,659
Severance payable to shareholder	154,000	154,000
Notes payable to outside stockholders	136,300	137,500
Current portion of long-term debt	25,697	23,297
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,744,174	1,538,264

Long-term and convertible debt	19,474	21,874

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000
shares authorized; 11,440,520 and 10,275,901
shares issued and outstanding	1,144	1,027
Additional paid-in capital	6,908,445	6,327,752
Accumulated deficit	(8,477,605)	(7,864,520)
Total stockholders' equity (Deficit)	(1,568,016)	(1,535,741)

	$ 195,632	$ 24,397

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2002 and 2001

(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues	$ -	$ -	$ -	$ -

Operating expenses:
Common stock and options
issued for services:
General and administrative	117,500	77,485	198,810	165,185
Research and development	18,500	24,500	35,500	36,733
Research and development	136,180	101,215	268,961	241,951
General and administrative
(excluding amounts applicable
to stock and options issued
for services each period)	(9,500)	151,649	88,689	164,309

	262,680	354,849	591,960	608,178

Loss from operations	(262,680)	(354,849)	(591,960)	(608,178)

Other expenses
Interest expense	(563)	(8,359)	(21,125)	(10,668)

Net loss	$(263,243)	$(363,208)	$(613,085)	$(618,846)

Basic loss per common share:	$(0.02)	$(0.04)	$(0.06)	$0.07)

Weighted average common shares
Outstanding	11,329,520	8,527,875	11,081,853	8,708,731

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2002 and 2001

(Unaudited)
	2002	2001
Cash flows from operating activities:
Net Loss	$(613,085)	$(618,846)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation	2,397	2,397
Shares issued for services	234,310	201,918
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	264,709	307,778

Net cash used in operating activities	(111,669)	(106,753)

Cash flows from investing activities:
Sale of common shares	111,501	54,485
(Payments) Proceeds notes payable to stockholders	(1,200)	48,000

Net cash provided by financing activities	110,301	102,485

Net increase (decrease) in cash and cash equivalents	(1,368)	(4,268)

Cash at beginning of period	1,668	4,877

Cash at end of period	$ 300	$ 609

Supplemental disclosure:
Total interest paid	$ -	$ -

Non-cash transactions:

     During 2001, the Company issued 68,800 shares of common stock for settlement of $34,400 in accounts payable.

     During 2002, the Company issued 350,000 common shares for a note receivable of $175,000 and 120,000 shares of common stock for settlement of $60,000 in accounts payable.

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

Note 1 - Future Operations

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of approximately $8,500,000 as of June 30, 2002 and has utilized approximately $2,900,000 in cash from operations during the same period.

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

  Potential financing of manufacturing and infrastructure in North Texas with a government entity.

  An ethnic group, which is evaluating financing a local manufacturing facility including capital equipment and the first year's working capital.

  An industry specific joint venture.

  A joint venture with industry and government partners to accelerate pilot systems for the Powder River CBME (Gas) Wastewater Remediation Project.

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

    There can be no assurances that the Company will be successful in generating sufficient revenues from its planned activities or in raising sufficient capital to allow it to continue as a going concern which contemplates increased operating expenses, acquisition of assets and the disposition of liabilities in the normal course of business. These factors can affect the ability of the Company to implement its general business plan including the completion of the required manufacturing facilities and continued proprietary CDT product improvements. The Company continues to enhance the CDT Technology licensed from Lawrence Livermore National Laboratory in parallel with making significant reductions in the manufacturing costs of the technology. The Company requires that a confidentiality agreement be executed prior to providing technological information to prospective clients and investors. The Company recognizes the risk of a prospective client or investor violating the confidentiality agreement and knowingly disclosing the Company's proprietary information including trade secrets. The Company continues to monitor all such relationships and vigorously enforces such agreements. The Company is aware of potential violation of an existing confidentiality agreement and is evaluating its enforcement action.

Note 2 - Summary of Significant Accounting Policies and Practices

     (a) Description of Business

     Capacitive Deionization Technology Systems, Inc. (Formerly FarWest Group, Inc.) (the "Company" or "CDT Systems, Inc.") was organized under the laws of the state of Nevada in July 1996 to serve as a water technology company.

     In January 1997, the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology ("CDT"). The company has the rights to develop and manufacture a carbon aerogel CDT product for commercial use in the desalination, filtration and purification of water. The manufacturing and marketing license is effective for the life of the patents (up to 17 years). To maintain the license the Company must make contracted annual royalty payments to Lawrence Livermore beginning at $25,000 per year, then becoming a percentage of revenue. The Company has completed development of its first release CDT unit and has completed plans and is negotiating financing to construct a volume production manufacturing facility in North Texas for its CDT bricks.

     (b) Net Loss per Weighted Average Share

     Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

     (c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Item 2 Management's discussion and analysis of financial condition and results of operations.

     Results of operations.

    The Company did not recognize any revenue during the periods ending June 30, 2002 or 2001. Initial revenues from pilot systems are expected to occur during the third quarter of 2002. Operating expenses for the six months ending June 30, 2002 was $591,960 compared to $608,178 for the six months ending June 30, 2001; however, the operating expenses for the second quarter 2002 were approximately 25% less than for the second quarter 2001, with a reduction of over $92,000. Research and development for the period ending June 30, 2002 increased from $278,684 in 2001 to $304,461 for the second quarter 2002. Research and development expenditures increased approximately $30,000 compared to the second quarter 2001.

     During the second quarter 2002, a private placement of 313,000 shares of the Company's Rule 144 common stock was completed. This total included 21,000 shares issued for cash; 37,000 shares issued for research and development consulting; 20,000 shares issued to settle an account payable; 15,000 shares issued for legal services; 40,000 shares issued for accounts payable interest and penalties and 180,000 shares issued for professional services.

     During the first quarter 2002, a private placement of 555,000 shares of the Company's Rule 144 common stock was completed providing the Company $102,500 in cash and a note receivable of $175,000. The Company issued 100,000 shares to settle accounts payable totaling approximately, $50,000. Further, the Company issued 196,619 shares for services provided.

     Liquidity and capital resources.

     Management recognizes the requirement for additional investment to execute the Company's business plan and complete the necessary manufacturing and research facilities. Financing transactions are currently being negotiated. These include equity participation in manufacturing joint ventures, government entity and ethnic group debt and grant financing and a long-term debt financing. There is no certainty that these fundings will be completed.

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

The three ex-employees appealed the Superior Court's decision on all counts. During 2001, the Company vigorously contested the action. In January 2002, the Superior Court of Arizona Maricopa County granted the Company's request for a Summary Judgment on all monetary claims of the three ex-employees and granted summary judgment on the stock option claims for two ex-employees with stock option claims of 550,000. The Plaintiffs' filed a motion to amend the Judgment on behalf of the ex-employees. The Court on April 29, 2002 declined to set oral arguments and therefore, ruled, "IT IS ORDERED denying Plaintiffs' Motion to Amend Judgment."

The third employee has requested a jury trail from the court. A three-day jury trial has been scheduled for January 14, 2003, unless a negotiated settlement is achieved prior to that date.

Item 2 Changes in Securities

     During the second quarter 2002, a private placement of 313,000 shares of the Company's Rule 144 common stock was completed. This total included 21,000 shares issued for cash; 37,000 shares issued for research and development consulting; 20,000 shares issued to settle an account payable; 15,000 shares issued for legal services; 40,000 shares issued for accounts payable interest and penalties and 180,000 shares issued for professional services. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

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

     The Company filed a form 8-k on April 18, 2002 in reference to the changing of its auditors.

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capacitive Deionization Technology Systems, Inc.

/s/ Dallas Talley

Dallas Talley

Chairman of the Board,

Chief Executive and Financial

Officer

Dated: August 14, 2002

