Form 10QSB
period 2002-09-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2002-11-14
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

(1) yes      No  X

(2) yes  X  No

The number of shares outstanding of the registrant's $.0001 par value common stock as of October 31, 2002 was 12,332,104.

Capacitive Deionization Technology Systems, Inc.
Index			Page
Part I	Financial Information

	Item 1	Financial statements

		Balance Sheets as of September 30, 2002 and
		December 31, 2001	3

		Statements of operations for the three and nine
		months ended September 30, 2002 and 2001	4

		Statements of Cash Flows for the nine
		months ended September 30, 2002 and 2001	5

		Notes to Financial Statements	6-8

	Item 2	Management's discussion and analysis
		of Financial Condition and Results
		of Operations	8-9

Part II	Other Information

	Item 1	Legal	9-10

	Item 2	Changes in securities	10

	Item 3	Defaults upon senior securities	10

	Item 4	Submission of matters to a vote of security holders	10

	Item 5	Other information	11

	Item 6	Exhibits and Reports on Form 8-K	11-12

Signature page			12

Part I     Financial Information

Item 1     Financial Statements

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

BALANCE SHEETS
	September 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$ 337	$ 1,668
Accounts receivable	7,500	10,500
Note receivable	175,000	-
Inventory	19,200	-
Prepaid expenses	3,000	-
Total current assets	205,037	12,168

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(16,458)	(13,065)
Total furniture and equipment	8,836	12,229

	$213,873	$ 24,397
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,378,572	$1,191,659
Severance payable to shareholder	154,000	154,000
Notes payable to outside stockholders	125,500	137,500
Current portion of long-term debt	26,000	23,297
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,715,880	1,538,264

Long-term and convertible debt	32,171	21,874

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000
shares authorized; 12,332,104 and 10,275,901
shares issued and outstanding	1,234	1,027
Additional paid-in capital	7,149,064	6,327,752
Accumulated deficit	(8,684,476)	(7,864,520)
Total stockholders' equity (Deficit)	(1,534,178)	(1,535,741)

	$ 213,873	$ 24,397

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2002 and 2001

(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues	$ -	$ -	$ -	$ -

Operating expenses:
Common stock and options
issued for services:
General and administrative	80,175	90,400	278,985	233,785
Research and development	24,700	21,800	60,200	58,533
Research and development	153,910	88,065	422,871	330,016
General and administrative
(excluding amounts applicable
to stock and options issued
for services each period)	(53,738)	81,079	34,951	245,388

	205,047	281,344	797,007	867,722

Loss from operations	(205,047)	(281,344)	(797,007)	(867,722)

Other expenses
Interest expense	(1,823)	(14,439)	(22,948)	(25,107)

Net loss	$(206,870)	$(295,783)	$(819,955)	$(892,829)

Basic loss per common share:	$(0.02)	$(0.03)	$(0.07)	$(0.10)

Weighted average common shares
outstanding	11,936,993	8,706,790	11,366,233	9,064,620

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2002 and 2001

(Unaudited)
	2002	2001
Cash flows from operating activities:
Net Loss	$(819,955)	$(892,829)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,393	2,397
Shares issued for services	339,184	292,318
Change in operating assets and liabilities:
Accounts receivable	3,000	(6,470)
Inventory	(19,200)	(12,792)
Prepaid expenses	(3,000)	(2,777)
Accounts payable and accrued liabilities	330,247	422,617

Net cash used in operating activities	(166,331)	(197,536)

Cash flows from investing activities:
Sale of common shares	154,000	116,485
Additional long-term debt	13,000	-
(Payments) Proceeds notes payable to stockholders	(2,000)	76,500

Net cash provided by financing activities	165,000	192,985

Net increase (decrease) in cash and cash equivalents	(1,331)	(4,551)

Cash at beginning of period	1,668	4,877

Cash at end of period	$ 337	$ 326

Supplemental disclosure:
Total interest paid	$ -	$ -

Non-cash transactions:

     During 2001, the Company issued $79,400 of common stock for accounts payable, $20,000 for prepaid expenses and $14,000 for notes payable.

     During 2002, the Company issued 350,000 common shares for a note receivable of $175,000 and 481,334 shares of common stock for settlement of $143,334 in accounts payable and $10,000 of notes payable.

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

(Formerly FarWest Group, Inc.)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

Note 1 - Future Operations

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of approximately $8,700,000 as of September 30, 2002 and has utilized approximately $3,100,000 in cash from operations during the same period.

     The following is a summary of management's plan to raise capital and generate additional operating funds.

     The Company was funded initially through investment by the principal shareholder. Since 1998 funding has been through private investments including strategic alliances.

     Business opportunities for the next twelve months include international CDT system's sales to governments, major multi-national industrial corporations and U.S. pilot sales. Several opportunities are being discussed including: governments, humanitarian trust funds, industrial joint ventures, market sectors and geographic distribution agreements.

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

  Equity and convertible debt transaction with international groups, as well as, with a leading U.S. financial institution.

  An industry specific joint venture.

  A joint venture with industry and government partners to accelerate pilot systems for the Powder River CBME (Gas) Wastewater Remediation Project and government agencies.

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

     (c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Item 2 Management's discussion and analysis of financial condition and results of operations.

     Results of operations.

     Operating expenses for the nine months ending September 30, 2002 were $797,007 compared to $867,722 the nine months ending September 30, 2001. The operating expenses for the third quarter 2002 were approximately 27% less than for the third quarter 2001. This reduction was primarily due to a revaluation of a consulting liability upon advice of counsel. Research and Development expenses for the third quarter 2002 increased by more than 63% compared to the third quarter 2001; this increase was a result of accelerated developmental testing with strategic alliance partners.

    During the third quarter 2002 private placements of 907,534 shares of the Company's rule 144 common stock were completed. Of this total 158,000 shares were issued for cash, 343,334 shares were issued for conversion of officer's salary, 131,200 shares were issued to settle accounts payable and penalties, 63,500 shares were issued for research and development and 211,500 shares were issued for professional services including 45,000 shares to members of the Company's Advisory Board.

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

     The three ex-employees appealed the Superior Court's decision on all counts. During 2001, the Company vigorously contested the action. In January 2002, the Superior Court of Arizona Maricopa County granted the Company's request for a summary judgment on all monetary claims of the three ex-employees and granted summary judgment on the stock option claims for two ex-employees with stock option claims of 550,000. The Plaintiffs' filed a motion to amend the judgment on behalf of the ex-employees. The Court on April 29, 2002 declined to set oral arguments and therefore, ruled, "IT IS ORDERED denying Plaintiffs' Motion to Amend judgment." However, the two employees are again appealing that verdict and have request a jury trail. No decision has been made on this appeal.

     The Company is in settlement negotiations with the third employee and expects to resolve that action.

Item 2 Changes in Securities.

    During the third quarter 2002 private placements of 907,534 shares of the Company's rule 144 common stock was completed. Of this total 158,000 shares were issued for cash, 343,334 shares were issued for conversion of officer's salary, 131,200 shares were issued to settle accounts payable and penalties, 63,500 shares were issued for research and development and 211,500 shares were issued for professional services including 45,000 shares to members of the Company's Advisory Board. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

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

     NONE

Item 5 Other information.

     NONE

Item 6 Exhibits and Reports of Form 8-K.

CERTIFICATIONS

I, Dallas Talley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capacitive Deionization Technology Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the condensed financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

November 14, 2002

/s/ Dallas Talley

Dallas Talley

Chairman of the Board & Chief Executive

and Financial Officer

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Capacitive Deionization Technology Systems, Inc. ("the Company") on Form 10-QSB for the nine months ending September 30, 2002 as filed with the Securities and Exchange Commission of the date hereof ("the Report"), I, Dallas Talley, Chairman of the Board and Chief Executive and Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002

/s//s/ Dallas Talley

Dallas Talley

Chairman of the Board & Chief Executive

and Financial Officer

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capacitive Deionization Technology Systems, Inc.

/s/ Dallas Talley

Dallas Talley

Chairman of the Board,

Chief Executive and Financial

Officer

Dated: November 14, 2002