Form 10QSB
period 2003-03-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-05-28
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

(1) Yes No X
(2) Yes X No

The number of shares outstanding of the registrant's $.0001 par value common stock as of April 30, 2003 was 13,658,402.

Capacitive Deionization Technology Systems, Inc.

Index	Page
Part I Financial Information

Item 1	Financial Statements

	Balance Sheets as of March 31, 2003 and
	December 31, 2002	3

	Statements of Operations for the Three
	Months ended March 31, 2003 and 2002	4

	Statements of Cash Flows for the Three
	Months ended March 31, 2003 and 2002	5

	Notes to Financial Statements	6-8

Item 2	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	8

Item 3	Controls and Procedures	9

Part II Other Information

Item 1	Legal	9

Item 2	Changes in Securities	10

Item 3	Defaults upon Senior Securities	10

Item 4	Submission of Matters to a Vote of Security Holders	10

Item 5	Other Information	10

Item 6	Exhibits and Reports on Form 8-K	10

Signature Page	11

Certification	12

Part I Financial Information
Item 1 Financial Statements

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

BALANCE SHEETS

Assets

	March 31,	December 31,
	2003	2002
Current assets
Cash	$ 606	$ 729
Accounts receivable	7,500	7,500
Note receivable	45,500	61,250
Inventory	19,200	19,200
Total current assets	72,806	88,679

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(18,315)	(17,065)
Total furniture and equipment	6,979	8,229
	$ 79,785	$ 96,908

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$1,529,808	$1,364,806
Severance payable to shareholder	154,000	154,000
Current portion of long-term debt	38,000	35,000
Notes payable to stockholders	100,000	100,000
Notes payable	145,500	145,500
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,999,116	1,831,114

Long-term and convertible debt	55,171	58,171

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized; 13,241,904 and 12,979,304 shares issued and outstanding	1,324	1,297
Additional paid-in capital	7,324,392	7,260,519
Accumulated deficit	(9,300,218)	(9,054,193)
Total stockholders' equity (deficit)	(1,974,502)	(1,792,377)
	$ 79,785	$ 96,908

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2003 and 2002

	2003	2002

Revenues	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	33,900	81,310
Common stock and options issued for services --
Research and development	5,000	17,000
Other research and development	133,321	132,781
General and administrative (excluding amounts applicable to stock and options issued for services each period	62,240	98,189
	234,461	329,280

Loss from operations	(234,461)	(329,280)

Other income (expense):
Interest expense	(11,563)	(20,562)
Total other expense	(11,563)	(20,562)

Net loss	$ (246,024)	$ (349,842)

Basic net loss per common share:	$ (0.02)	$ (0.03)

Weighted average common shares outstanding	13,152,837	10,834,187

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net loss	$ (246,024)	$ (349,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,250	1,200
Shares issued for services	38,900	98,310
Writedown of note receivable	15,750	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	165,001	89,294
Net cash used in operating activities	(25,123)	(161,038)

Cash flows from financing activities:
Sale of common shares	25,000	178,600
Proceeds (payments) - notes payable to stockholders	-	(2,000)
Net cash provided by financing activities	25,000	176,600

Net increase (decrease) in cash and cash equivalents	(123)	15,562

Cash at beginning of period	729	1,668

Cash at end of period	$ 606	$ 17,230

Supplemental disclosure:
Total interest paid	$ -	$ -

Non-cash transactions:

During 2002, the Company issued 350,000 common shares for a note receivable of $175,000.

See accompanying notes to financial statements.

.CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2003

Note 1 - Future Operations

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of approximately $9,300,000 as of March 31, 2003 and has utilized approximately $3,000,000 in cash from operations during the same period.

The following is a summary of management's plan to raise capital and generate additional operating funds.

The Company was funded initially through investment by the principal shareholder. Since 1998 funding has been through private investments including strategic alliances.

     Business opportunities for the next twelve months include establishment of an international (Joint Venture) subsidiary, international CDT systems sales to governments, major multi-national industrial corporations and U.S. pilot sales. Several opportunities are being discussed including: humanitarian trust funds, Iraq rehabilitation, industrial joint ventures and geographic distribution agreements.

     The Company recognizes the extent of the financial investment necessary to support current and planned business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is currently negotiating the following opportunities:

- A significant equity investment including establishment of a majority-owned international subsidiary.
- A matching CDT R&D Grant from an international government
- Bridge financing to implement the State of Texas and Red River Agreements.
- Additional strategic investment alliances.
- Expansion of current strategic and investment alliances.
- Incentive financing from the State of Texas.

     The Company is dependent upon the proceeds of private placements and strategic alliances of the Company's securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds are insufficient to fund the Company's operations, the Company would be required to seek additional financing sooner than anticipated. Management is confident it will be able to continue raising funds in the balance of 2003 through private placements and investment/distribution agreements.

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

     During the first quarter of 2003 the Company completed an Incentive Agreement with the State of Texas Economic Development Commission. The Incentive Program includes approximately five million dollars of incentives based on the Company employing a specified number of employees at its North Texas manufacturing facility, and making budgeted capital equipment investments and engineering development expenditures.

     The Company received a Letter of Intent from the Red River Redevelopment Authority (Texarkana area) whereby Red River will provide approximately two million dollars in incentive financing plus assistance in financing the construction of the companies 200,000 square foot manufacturing facility at Red River.

(b) Net Loss per Weighted Average Share

Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 which will be included in the Company's Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003

Item 2 Management's discussion and analysis of financial condition and results of operations.

Results of operations.

     To date the Company did not recognize any revenue. Initial revenues from pilot systems will be recognized during the second quarter of 2003. Operating expenses were reduced by 30% to $234,461 compared to $329,280 in the first quarter of 2002. Research and development expenditures for the quarter remained constant at $133,321 compared to $132,781 in the first quarter of 2002. R & D expenses totaled more than 55% of operating expenses in the first quarter of 2003.

     During the first quarter 2003, a private placement of 262,600 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $25,000 in cash; 20,000 shares were issued for engineering services, 120,600 shares were issued for professional services; and 15,000 shares were issued for services provided by an Advisory Board member.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Mr. Dallas Talley, our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and he has concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

        We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 1 Legal

There have been no legal proceedings instituted by or against the Company since 1999. The following proceedings were instituted in the year 1999.

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

     The three ex-employees appealed the Superior Court's decision on all counts: During 2001, the Company vigorously contested the action. In January 2002, the Superior Court of Arizona Maricopa County granted the Company's request for a Summary Judgment on all monetary claims of the three ex-employees and granted summary judgment on the stock option claims for two ex-employees with stock option claims of 550,000 shares. The Plaintiffs' filed a motion to amend the Judgment on behalf of the ex-employees. The Court on April 29, 2002 declined to set oral arguments and therefore, ruled, "it is ordered denying Plaintiffs' Motion to Amend Judgment."

     In the fourth quarter of 2002, the Plaintiffs again filed an appeal based on misinterpretation of the Arizona Statue of Limitations. A ruling is expected in the 2nd quarter of 2003 on the third appeal. The Company negotiated a settlement with the third plaintiff which was executed early in Quarter two 2003.

Item 2 - Changes in Securities

     During the first quarter 2003, a private placement of 262,600 shares of the Company's rule 144 common stock was completed. The private placement included issuing 107,000 shares for cash; 20,000 shares were issued for engineering services, 120,600 shares were issued for professional services; and 15,000 shares were issued for services provided by an Advisory Board member. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3 - Default upon senior securities.

The Registrant does not have any outstanding debt or securities of this nature.

Item 4 - Submission of matters to a vote of securities holders.

NONE

Item 5 - Other information.

NONE

Item 6 - Exhibits and Reports of Form 8-K.

(a) Exhibit List

Exhibit No.	Description
99.1

Certification of Dallas Talley, Chairman of the Board, Chief Executive and Financial Officer and of Capacitive Deionization Technology Systems, Inc., under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Form 8-K was filed by the Registrant on April 18, 2002 relating to its change in auditors for the year ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capacitive Deionization Technology Systems, Inc.
/s/ Dallas Talley
Dallas Talley
Chairman of the Board,
Chief Executive and Financial
Officer

Dated: May 28, 2003

CERTIFICATION

I, Dallas Talley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capacitive Deionization Technology Systems, Inc.;

       2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6.       I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 28, 2003

/s/ Dallas Talley
Dallas Talley
Chairman of the Board,
Chief Executive and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
99.1

Certification of Dallas Talley, Chairman of the Board, Chief Executive and Financial Officer and of Capacitive Deionization Technology Systems, Inc., under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

