Form 10QSB
period 2003-06-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-08-14
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

(1) Yes No X
(2) Yes X No

The number of shares outstanding of the registrant's $.0001 par value common stock as of July 31, 2003 was 14,813,402.

Capacitive Deionization Technology Systems, Inc.

Index	Page
Part I Financial Information

Item 1	Financial Statements

	Balance Sheets as of June 30, 2003 and
	December 31, 2002	3

	Statements of Operations for the three and six
	months ended June 30, 2003 and 2002	4

	Statements of Cash Flows for the six
	months ended June 30, 2003 and 2002	5

	Notes to Financial Statements	6-8

Item 2	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	8

Item 3	Controls and Procedures	9

Part II Other Information

Part I Financial Information
Item 1 Financial Statements

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
BALANCE SHEETS

Assets

	March 31,	December 31,
	2003	2002
Current assets:
Cash	$ 1,051	$ 729
Note receivable	45,500	61,250
Inventory	10,500	10,500
Total current assets	57,051	72,479

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(19,565)	(17,065)
Total furniture and equipment	5,729	8,229
	$ 62,780	$ 80,708

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$1,444,839	$1,357,306
Severance payable to shareholder	154,000	154,000
Current portion of long-term debt	45,171	45,171
Notes payable to outside stockholders	190,000	108,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,865,818	1,696,285

Long-term and convertible debt	116,500	185,500

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized; 14,647,304 and 12,979,304 shares issued and outstanding	1,463	1,297
Additional paid-in capital	7,617,327	7,260,519
Accumulated deficit	(9,538,328)	(9,062,893)
Total stockholders' equity (deficit)	(1,919,538)	(1,801,077)
	$ 62,780	$ 80,708

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$ -	$ -	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	60,688	117,500	94,588	198,810
Common stock and options issued for services --
Research and development	23,547	18,500	28,547	35,500
Other research and development	100,313	136,180	233,634	268,961
General and administrative (excluding amounts applicable to stock and options issued for services each period	29,985	(9,500)	92,225	88,689
	214,533	262,680	448,994	591,960

Loss from operations	(214,533)	(262,680)	(448,994)	(591,960)

Other income (expense):
Interest expense	(14,878)	(563)	(26,441)	(21,125)
Total other expense	(14,878)	(563)	(26,441)	(21,125)

Net loss	$ (229,411)	$ (263,243)	$ (475,435)	$ (613,085)

Basic net loss per common share:	$ (0.02)	$ (0.02)	$ (0.03)	$ (0.06)

Weighted average common shares outstanding	14,172,037	11,329,520	13,662,437	11,081,853

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net loss	$ (475,435)	$ (613,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,500	2,397
Writedown of note receivable	15,750	-
Shares issued for services	123,135	234,310
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	265,033	264,709
Net cash used in operating activities	(69,017)	(111,669)

Cash flows from financing activities:
Sale of common shares	56,339	111,501
Proceeds (payments) - notes payable to stockholders	13,000	(1,200)
Net cash provided by financing activities	69,339	110,301

Net increase (decrease) in cash and cash equivalents	322	(1,368)

Cash at beginning of period	729	1,668

Cash at end of period	$ 1,051	$ 300

Supplemental disclosure:
Total interest paid	$ -	$ -

Non-cash transactions:

During 2003, the Company issued 710,000 common shares for $177,500 in accrued salaries.
During 2002, the Company issued 350,000 common shares for a note receivable of $175,000.
During 2002, the Company issued 120,000 common shares for accounts payable of $60,000.

See accompanying notes to financial statements.

.CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003

Note 1 - Future Operations

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses from continuing operations since January 1, 1997 of approximately $9,500,000 as of June 30, 2003 and has utilized approximately $3,000,000 in cash from operations during the same period.

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

     The Company recognizes the extent of the financial investment necessary to support current and planned business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is currently negotiating the following opportunities:

1. A significant equity investment including establishment of a majority-owned international subsidiary.
2. A matching CDT R&D Grant from an international government
3. Bridge financing to implement the State of Texas and Red River Agreements.
4. Additional strategic investment alliances.
5. Expansion of current strategic and investment alliances.
6. Incentive financing from the State of Texas.

     The Company is dependent upon the proceeds of private placements and strategic alliances of the Company's securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds are insufficient to fund the Company's operations, the Company would be required to seek additional financing sooner than anticipated. Management is confident it will be able to continue raising funds in the balance of 2003 through private placements, investment/distribution agreements and product sales.

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

     The Company received a Letter of Intent from the Red River Redevelopment Authority (Texarkana area) whereby Red River will provide approximately two million dollars in incentive financing plus assistance in financing the construction of the Company's 200,000 square foot manufacturing facility at Red River.

(b) Net Loss per Weighted Average Share

Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 which will be included in the Company's Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

     To date the Company did not recognize any revenue. Initial revenues from pilot systems will be recognized during the third quarter of 2003. Operating expenses for the six months ended June 30, 2003 were $448,994 compared to $591,690 for the first six months of 2002, a reduction of approximately 25%. Operating expenses for the second quarter of 2003 were reduced by 19% to $214,533 compared to $262,680 for the second quarter 2002. Research and development for the six month period was $262,181 compared to $304,461 for the same period in 2002. Second quarter research and development was reduced by $30,820 compared to the second quarter 2002. The 14% reduction for the six months was a direct result of the reduction in available cash which was also reflected in the reduced operating costs.

     During the second quarter of 2003, a private placement of 554,100 shares was completed. This transaction provided $31,340 cash (191,000 shares) to the company. In addition, 15,000 shares were issued for accounts payable penalties, 136,000 shares were issued for engineering, research and development, 212,400 shares were issued for legal and professional services and 16,000 shares were issued for interest expense.

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

Item 3. Controls And Procedures

     Within 90 days prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and the Company's Chief Financial Officer. Based on that evaluation, the Company's Chairman and Chief Executive Officer, and Chief Financial Officer concluded that the Company's disclosure control and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer and President, and the Company's Chief Financial Officer as appropriate, to allow timely decision regarding required disclosure.

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

     In the fourth quarter of 2002, the Plaintiffs again filed an appeal based on misinterpretation of the Arizona Statue of Limitations. A ruling is expected in the 2nd quarter of 2003 on the third appeal. The Company negotiated a settlement with the third plaintiff which was executed early in Quarter two 2003. The shares specified in the settlement (125,000) were also issued in the second quarter.

Item 2 - Changes in Securities

     During the second quarter 2003, the Company issued 710,000 shares to officers in consideration of $177,500 of accrued salaries. Also during the second quarter, as ordered by a legal settlement, the Company issued 125,000 shares of common stock. These transactions, combined with the private placement mentioned above, resulted in a total of 1,405,400 shares being issued in the second quarter of 2003.

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

Item 3 - Default upon Senior Securities

The Registrant does not have any outstanding debt or securities of this nature.

Item 4 - Submission of Matters to a Vote of Securities Holders.

NONE

Item 5 - Other Information.

NONE

Item 6 - Exhibits and Reports of Form 8-K.

(a) Exhibit List

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K -

None

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capacitive Deionization Technology Systems, Inc.

/s/ Dallas Talley
Dallas Talley
Chairman of the Board,
Chief Executive Officer

/s/ Phil Marshall
Phil Marshall
Chief Financial Officer

Dated: August 14, 2003

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

