Form 10QSB/A
period 2001-03-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

Far West Group, Inc.
(Name Changed to Capacitive Deionization Systems, Inc. in July 2001)
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

This Quarterly Report on Form 10-QSB/A is intended to amend and restate Part I in its entirety and Part II relating to Exhibits of the Company's Quarterly Report for March 31, 2001 on Form 10-QSB, as amended. The financial statements have been adjusted to reflect that the Company is a development stage entity. The Company is also filing two exhibits for certifications now required by Sarbanes-Oxley Act of 2002.

FarWest Group, Inc.

Index
Part I	Financial Information
	Item 1	Financial statements

Balance Sheets as of March 31, 2001 and
December 31, 2000

Statements of operations for the three months ended
March 31, 2001 and 2000 and Cumulative Amounts Through March 31, 2001

Statements of Cash Flows for the three
months ended March 31, 2001 and 2000 and Cumulative Amounts Through March 31, 2001

Notes to Financial Statements

	Item 2	Management's discussion and analysis
of Financial Condition and Results
of Operations
	Item 3	Controls and Procedures
Part II	Other Information

	Item 1	Legal

	Item 2	Changes in securities

	Item 4	Submission of matters to a vote of security holders

	Item 5	Other information

	Item 6	Exhibits and Reports on Form 8-K
Signature page

Part I Financial Information
Item 1 Financial Statements

FARWEST GROUP, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	March 31,	December 31,
	2001	2000
Current assets:	(Unaudited)	(Audited)
Cash	$ 960	$ 4,877
Accounts receivable	4,030	4,030
Total current assets	4,990	8,907

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(9,482)	(8,285)
Total furniture and equipment	15,812	17,009
	$ 20,802	$ 25,916

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 362,538	$ 368,332
Wages payable	221,484	155,484
Accrued liabilities	24,281	24,281
Customer deposits	40,700	40,700
Accounts and notes payable to shareholder	136,616	136,616
Current portion of long-term debt	13,931	11,145
Notes payable to stockholders	97,000	66,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	928,358	834,366

Long-term debt	31,240	34,026

Commitments and contingencies	-	-

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 8,480,064 and 8,114,932
shares issued and outstanding	848	811
Additional paid-in capital	5,351,196	5,191,915
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(2,766,863)	(2,511,225)
Total stockholders' equity (deficit)	(938,796)	(842,476)
	$ 20,802	$ 25,916

See accompanying notes to financial statements.

FARWEST GROUP, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2001 and 2000
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through March 31, 2001)
(Unaudited)

			Cumulative
			Through
	2001	2000	June 30, 2001
Revenues	$ -	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	87,700	158,423	802,061
Common stock and options issued for services --
Research and development	12,233	-	42,983
Other research and development	140,736	169,046	1,452,986
Other general and administrative (excluding
amounts applicable to stock and options issued for services each period)	12,660	159,279	423,179
	253,329	486,748	2,721,209

Loss from operations	(253,329)	(486,748)	(2,721,209)

Other income (expense):
Interest expense	(2,309)	(1,487)	(45,654)
Total other expense	(2,309)	(1,487)	(45,654)
Net loss	$ (255,638)	$ (488,235)	$(2,766,863)

Basic and diluted loss per common share	$ (0.03)	$ (0.07)

Weighted average common shares outstanding	8,347,020	7,108,699

See accompanying notes to financial statements.

FARWEST GROUP, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Entity)
Six Months Ended March 31, 2001 and 2000
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through March 31, 2001)
(Unaudited)

			Cumulative
			Through
	2001	2000	March 31, 2001
Cash flows from operating activities:
Net loss	$ (255,638)	$(488,235)	$(2,766,863)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,197	1,165	5,754
Shares issued for services	99,933	158,423	487,783
Stock options issued for services	-	-	357,261
Changes in operating assets and liabilities:
Accounts receivable	-	(76,300)	(4,030)
Accounts payable and accrued liabilities	94,606	(146,764)	415,090
Net cash used in operating activities	(59,902)	(551,711)	(1,505,005)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(12,184)	(14,169)

Cash flows from financing activities:
Net advances from shareholder	-	(70,000)	(96,388)
Sale of common shares	24,985	657,000	1,386,207
Net payments on long-term debt	-	(13,999)	(17,894)
Proceeds from notes payable to stockholders	31,000	-	97,000
Payments to former subsidiary	-	(200,000)	(238,192)
Net cash provided by financing activities	55,985	373,001	1,130,733

Net increase (decrease) in cash and cash equivalents	(3,917)	(190,894)	(388,441)

Cash at beginning of period	4,877	389,401	389,401

Cash at end of period	$ 960	$ 198,507	$ 960

Supplemental disclosure:
Total interest paid	$ -	$ -	$ 45,343

Non-cash transactions:
During 2000, the Company converted $100,000 of convertible debt to common stock.
During 2001, the Company issued $34,400 of common stock for accounts payable.

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

(d) Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the market price of the Company's stock at the date of the grant above the amount an employee must pay to acquire the stock. No compensation expense is recognized when the exercise price is equal to the market value of the stock on the day of the grant. The Financial Standards Board ("FASB") published SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing rules, but will be required to disclose pro forma net income under the new method.

The Company issued no options or warrants to employees during the quarters ended March 31, 2001 and 2000.

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

Item 3. Controls And Procedures

     Within 90 days prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and the Company's Chief Financial Officer. Based on that evaluation, the Company's Chairman and Chief Executive Officer, and Chief Financial Officer concluded that the Company's disclosure control and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Part II. Other Information

Item 1 Legal

No changes

Item 2 Changes in Securities

     During the period ended March 31, 2001 the Company issued 365,132 shares of common stock. 79,800 shares were issued in settlement of accounts payable, 235,332 shares were issued for services including 133,332 to three outside members of the Board of Directors and the Chairman of the Advisory Board, and 50,000 shares of common stock were issued for cash. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

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

Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Far West Group, Inc.

/s/ Dallas Talley
Dallas Talley
Chairman of the Board, and Chief Executive Officer

Dated: November 13, 2003

/s/ Phil Marshall
Phil Marshall
Chief Financial Officer

Dated: November 13, 2003