Form 10QSB/A
period 2001-06-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1098584

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

This Quarterly Report on Form 10-QSB/A is intended to amend and restate Part I in its entirety and Part II relating to Exhibits of the Company's Quarterly Report for June 30, 2001 on Form 10-QSB, as amended. The financial statements have been adjusted to reflect that the Company is a development stage entity. The Company is also filing two exhibits for certifications now required by Sarbanes-Oxley Act of 2002.

Capacitive Deionization Technology Systems, Inc.

Index
Part I	Financial Information

	Item 1	Financial statements

Balance Sheets as of June 30, 2001 and
December 31, 2000

Statements of Operations for the three and six ended
months June 30, 2001 and 2000 and Cumulative Amounts Through June 30, 2001

Statements of Cash Flows for the six
months ended June 30, 2001 and 2000 and Cumulative Amounts Through June 30, 2001

Notes to Financial Statements

	Item 2	Management's discussion and analysis
of Financial Condition and Results
of Operations

	Item 3	Controls and Procedures
Part II	Other Information

	Item 1	Legal

	Item 2	Changes in securities

	Item 3	Defaults upon senior securities

	Item 4	Submission of matters to a vote of security holders

	Item 5	Other information

	Item 6	Exhibits and Reports on Form 8-K

Signature page

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	June 30,	December 31,
	2001	2000
Current assets:	(Unaudited)	(Audited)
Cash	$ 609	$ 4,877
Accounts receivable	-	4,030
Total current assets	609	8,907

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(10,682)	(8,285)
Total furniture and equipment	14,612	17,009
	$ 15,221	$ 25,916

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 362,680	$ 368,332
Wages payable	287,484	155,484
Accrued liabilities	152,281	24,281
Customer deposits	55,700	40,700
Accounts and notes payable to shareholder	136,616	136,616
Current portion of long-term debt	13,931	11,145
Notes payable to stockholders	114,000	66,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,154,500	834,366

Long-term debt	31,240	34,026

Commitments and contingencies	-	-

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 8,743,064 and 8,114,932
shares issued and outstanding	874	811
Additional paid-in capital	5,482,655	5,191,915
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(3,130,071)	(2,511,225)
Total stockholders' equity (Deficit)	(1,170,519)	(842,476)
	$ 15,221	$ 25,916

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2001 and 2000
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through June 30, 2001)
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		Through
	2001	2000	2001	2000	June 30, 2001
Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	77,485	218,436	165,185	376,859	879,546
Common stock and options issued for services --
Research and development	24,500	-	36,733	-	67,483
Other research and development	101,215	255,714	241,951	424,760	1,554,201
Other general and administrative (excluding
amounts applicable to stock and options issued for services each period)	151,649	146,845	164,309	302,902	574,828
	354,849	620,995	608,178	1,104,521	3,076,058

Loss from operations	(354,849)	(620,995)	(608,178)	(1,104,521)	(3,076,058)

Other income (expense):
Interest expense	(8,359)	(4,491)	(10,668)	(9,200)	(54,013)
Total other expense	(8,359)	(4,491)	(10,668)	(9,200)	(54,013)
Net loss	$ (363,208)	$ (625,486)	$ (618,846)	$(1,113,721)	$(3,130,071)

Basic and diluted loss per common share	$ (0.04)	$ (0.08)	$ (0.07)	$ (0.15)

Weighted average common shares outstanding	8,708,731	7,524,465	8,527,875	7,316,582

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Entity)
Six Months Ended June 30, 2001 and 2000
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through June 30, 2001)
(Unaudited)

			Cumulative
			Through
	2001	2000	June 30, 2001
Cash flows from operating activities:
Net loss	$ (618,846)	$(1,113,721)	$(3,130,071)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,397	2,464	6,954
Shares issued for services	201,918	376,859	589,768
Stock options issued as compensation	-	-	357,261
Changes in operating assets and liabilities:
Accounts receivable	4,030	(128,450)	-
Accounts payable and accrued liabilities	303,748	(71,217)	624,232
Net cash used in operating activities	(106,753)	(934,065)	(1,551,856)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(14,848)	(14,169)

Cash flows from financing activities:
Net advances from shareholder	-	(74,200)	(96,388)
Sale of common shares	54,485	1,144,000	1,415,707
Net payments on long-term debt	-	(20,150)	(17,894)
Proceeds from notes payable to stockholders	48,000	-	114,000
Payments to former subsidiary	-	(239,300)	(238,192)
Net cash provided by financing activities	102,485	810,350	1,177,233

Net increase (decrease) in cash and cash equivalents	(4,268)	(138,563)	(388,792)

Cash at beginning of period	4,877	389,401	389,401

Cash at end of period	$ 609	$ 250,838	$ 609

Supplemental disclosure:
Total interest paid	$ -	$ 39,400	$ 45,343

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

The Company issued no options or warrants to employees during the quarters ended June 30, 2001 and 2000.

Item 2 Management's discussion and analysis of financial condition and results of operations.

Results of operations.

          The Company did not recognize any revenue during the periods ending June 30, 2001 or 2000. Initial revenues from sale of CDT bricks for pilot systems may occur during the third quarter of 2001. Operating expenses were reduced to $354,849 compared to the second quarter 2000 operating expenses of $620,995. The 2000 operating expenses reflect the final stages of the joint development program with ABB during the second quarter of 2000. Operating expenses including, research and development expenses were reduced by approximately 42% compared to the second quarter of 2000. Research and development activities continue to consume significant expenditures.

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

Part II Other Information

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

During the period ended March 31, 2001, the Company issued 365,132 shares of common stock. 79,800 shares were issued in settlement of accounts payable, 235,332 shares were issued for services including 133,332 to three outside members of the Board of Directors and the Chairman of the Advisory Board, and 50,000 shares of common stock were issued for cash. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

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

     Amendment to the Articles of Incorporation to change the Company's name from Far West Group, Inc. to Capacitive Deionization Technology Systems, Inc. was approved by 5,431,793 affirmative votes with 2,679,300 against.

Approved the 2001 Stock Option Plan with 4,188,012 affirmative votes; there were 2,890,725 votes against.

Item 5 Other information.

NONE

Item 6 Exhibits and Reports on Form 8-K.

Exhibit EX-3.(i) Amended and restated Article of Incorporation (previously filed as an exhibit and incorporated herein by reference).

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