Form 10QSB/A
period 2001-09-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1098584

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

This Quarterly Report on Form 10-QSB/A is intended to amend and restate Part I in its entirety and Part II relating to Exhibits of the Company's Quarterly Report for September 30, 2001 on Form 10-QSB, as amended. The financial statements have been adjusted to reflect that the Company is a development stage entity. The Company is also filing two exhibits for certifications now required by Sarbanes-Oxley Act of 2002.

Capacitive Deionization Technology Systems, Inc.

Index
Part I	Financial Information

	Item 1	Financial statements

Balance Sheets as of September 30, 2001 and
December 31, 2000

Statements of Operations for the three and nine
months ended September 30, 2001 and 2000 and Cumulative Amounts Through September 30, 2001

Statements of Cash Flows for the nine
months ended September 30, 2001 and 2000 and Cumulative Amounts Through September 30, 2001

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
(A Development Stage Entity)
BALANCE SHEETS

Assets

	September 30,	December 31,
	2001	2000
Current assets:	(Unaudited)	(Audited)
Cash	$ 326	$ 4,877
Accounts receivable	-	4,030
Inventory	12,792	-
Total current assets	13,118	8,907

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(10,682)	(8,285)
Total furniture and equipment	14,612	17,009
	$ 27,730	$ 25,916

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 341,891	$ 368,332
Wages payable	350,367	155,484
Accrued liabilities	150,781	24,281
Customer deposits	55,700	40,700
Accounts and notes payable to shareholder	136,616	136,616
Current portion of long-term debt	14,861	11,145
Notes payable to stockholders	128,500	66,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,210,524	834,366

Long-term debt	30,310	34,026

Commitments and contingencies	-	-

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 9,344,731 and 8,114,932
shares issued and outstanding	934	811
Additional paid-in capital	5,713,995	5,191,915
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(3,404,056)	(2,511,225)
Total stockholders' equity (Deficit)	(1,213,104)	(842,476)
	$ 27,730	$ 25,916

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2001 and 2000
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through September 30, 2001)
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		Through
	2001	2000	2001	2000	September 30,2001
Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	68,602	69,750	233,787	446,609	948,148
Common stock and options issued for services --
Research and development	21,800	16,500	58,533	16,500	89,283
Other research and development	51,332	208,070	293,283	632,760	1,605,533
Other general and administrative (excluding
amounts applicable to stock and options issued for services each period)	117,812	336,508	282,121	640.702	692,640
	259,546	630,828	867,724	1,736,571	3,335,604

Loss from operations	(259,546)	(630,828)	(867,724)	(1,736,571)	(3,335,604)

Other income (expense):
Interest expense	(14,439)	(8,930)	(25,107)	(16,908)	(68,452)
Total other expense	(14,439)	(8,930)	(25,107)	(16,908)	(68,452)
Net loss	$ (273,985)	$ (639,758)	$ (892,831)	$(1,753,479)	$(3,404,056)

Basic and diluted loss per common share	$ (0.03)	$ (0.08)	$ (0.10)	$ (0.23)

Weighted average common shares outstanding	9,064,620	7,858,365	8,706,790	7,497,176

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Entity)
Nine Months Ended September 30, 2001 and 2000
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through September 30, 2001)
(Unaudited)

			Cumulative
			Through
	2001	2000	September 30, 2001
Cash flows from operating activities:
Net loss	$ (892,831)	$(1,753,479)	$(3,404,056)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,397	1,165	6,954
Shares issued for services	292,320	463,109	680,170
Stock options issued as compensation	-	-	357,261
Changes in operating assets and liabilities:
Accounts receivable	4,030	(49,244)	-
Inventory	(12,792)	-	(12,792)
Accounts payable and accrued liabilities	409,340	84,663	729,824
Net cash used in operating activities	(197,536)	(1,253,786)	(1,642,639)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(14,990)	(14,169)

Cash flows from financing activities:
Net advances from shareholder	-	(95,754)	(96,388)
Sale of common shares	116,485	1,177,750	1,477,707
Net payments on long-term debt	-	(17,894)	(17,894)
Proceeds from notes payable to stockholders	76,500	56,000	142,500
Payments to former subsidiary	-	(239,300)	(238,192)
Net cash provided by financing activities	192,985	880,802	1,267,733

Net increase (decrease) in cash and cash equivalents	(4,551)	(387,974)	(389,075)

Cash at beginning of period	4,877	389,401	389,401

Cash at end of period	$ 326	$ 1,427	$ 326

Supplemental disclosure:
Total interest paid	$ -	$ 39,400	$ 45,343

Non-cash transactions:
During 2000, the Company converted $100,000 of convertible debt to common stock.
During 2001, the Company issued $79,400 of common stock for accounts payable, $20,000 for prepaid expense and $14,000 for notes payable.

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

The Company issued no options or warrants to employees during the quarters ended September 30, 2001 and 2000.

Item 2 Management's discussion and analysis of financial condition and results of operations.

Results of operations.

          The Company did not recognize any revenue during the periods ending September 30, 2001 or 2000. The Company anticipates it will recognize revenue from the sale of CDT bricks for pilot systems during the fourth quarter of 2001. Operating expenses totaled $259,544 during the third quarter of 2001; this was a reduction of $371,284 compared to $630,828 operating expenses in the third quarter of 2000. This 59% reduction was primarily due to the delay in completing the joint venture and equity funding which were scheduled for completion in the third quarter 2001. The lack of funding also limited the research and development expenditures for the quarter resulting in a better than 67% reduction from research and development expenditures when compared to third quarter 2000.

     During the third quarter 2001, the Company completed a private placement, which provided proceeds totaling $116,485. In addition, during the third quarter 2001, the Company issued 263,000 shares for services provided. Of this total, 133,332 were shares vested by four members of the Company's Board of Directors and 83,333 shares were vested by three members of the Company's Advisory Board. The remaining 46,668 shares were issued in settlement of accounts and notes payable.

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

Part II Other Information

Item 1 Legal

No changes

Item 2 Changes in Securities

     During the quarter ended September 30, 2001, the Company issued 601,667 shares of common stock: 124,000 shares of common stock were issued for cash and 477,667 shares of common stock were issued for services and reduction of indebtedness. 216,665 of these shares were issued to directors. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

For the nine month period ended September 30, 2001, the Company issued 1,229,797 shares of common stock. 233,000 shares were issued for cash, 107,800 shares were issued in settlement of accounts payable, 888,997 shares were issued for services including 349,997 to four outside members of the Board of Directors and the outside members of the Company's Advisory Board. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

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