Form 10KSB/A
period 2001-12-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1098584

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission file number 0-28291

Capacitive Deionization Technology Systems, Inc.
(Formerly FarWest Group, Inc.)
Operating under CDT Systems, Inc.
(Name of small business issuer in its charter)

Texas	86-0867960
(State or other jurisdiction of	(I.R.S. Employer Identification
Incorporation or organization

13636 Neutron Rd., Dallas, TX	75244-4410
(Address of principal executive office)	(Zip Code)

Issuer's telephone number (972) 934-1586

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
Registered

Securities registered pursuant to Section 12(g) of the Act:
$.0001 par value common stock
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                      Yes   X       No

     Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [   ]

State issuer's revenues for its most recent fiscal year None .

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days.

(As of October 31, 2003) $3,783,110

State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

(As of October 31, 2003) 15,953,051 shares

PART I

Item 1: Description of Business.

Organization

Capacitive Deionization Technology Systems, Inc. (formerly FarWest Group, Inc.), which does business as CDT Systems, Inc. (CDT Systems or the Company), is the successor company to FarWest Group, Inc. By proxy vote the shareholders of the company approved changing the name of FarWest Group, Inc. to Capacitive Deionization Technology Systems, Inc. at the July 31, 2001 annual shareholders meeting. The Amended Articles of Incorporation were then filed with the State of Nevada and the Company's bylaws were also amended.

Far West Group Inc. ("FarWest") had been organized under the laws of the state of Nevada in July 1996. In July of 1996, FarWest was merged with Pro Vantage Corporation, an inactive public Company that was incorporated in 1992 in the State of Florida. FarWest was the surviving Company in that merger. Concurrently, the FarWest Pump Company ("Pump Company"), an Arizona corporation formed in 1986 became a wholly owned subsidiary of the Company. From July 1996 through December 31, 1999, FarWest operated FarWest Pump Company as an operating subsidiary. The operations of Pro Vantage were discontinued in July 1996, immediately following the merger with FarWest Group, Inc.

In March of 1999, the FarWest's Board of Directors agreed to accept an offer from Pump Company management to acquire the outstanding shares of Pump Company. The stock sales agreement was closed in November 1999 for deferred payments totaling $270,000, which was to be paid to the Pump Company for assuming all existing liabilities. On January 31, 2000, CDT Systems, Inc. paid $200,000 to Pump Company to satisfy a CDT Systems, Inc. payable to a stockholder who had previously assigned the receivable to Pump Company. The Company also assumed a note payable in the amount of approximately $63,000 of which $45,171 remains outstanding in connection with the sale of Pump Company. The Company still owes $31,808 to Pump Company as of December 31, 2001.

Technology

In January 1997, the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology (CDT). (That technology is described below.) The manufacturing and marketing license is effective for the life of the patents (up to 17 years), with most such patents expiring by the year 2016. To maintain the license the Company must make contracted minimum annual royalty payments to Lawrence Livermore, in the amount of $25,000 per year. The agreement provides that Lawrence Livermore can terminate the license agreement in the event that the Company fails to perform its obligations under the agreement by giving the Company (sixty) 60 days written notice within which to cure its obligations under the license agreement. The Company has never received such a notice from Lawrence Livermore. The Company will owe Lawrence Livermore royalty payments varying from one (1%) percent of product revenue to a maximum of five (5%) percent of product revenue. The variation is determined by the volume of sales, as well as the use of different portions of the Lawrence Livermore technology which the Company includes in the products. The Company is also liable to reimburse Lawrence Livermore for foreign patent filing fees. These fees are incurred by Lawrence Livermore as patents are filed and renewed in foreign countries. Although the Company is the only licensee for water applications using the carbon aerogel technology which is the basis of the Company's capacitive deionization technology, the license is non-exclusive in that Lawrence Livermore could license other entities to use some or all of the technology covered by the existing license with the Company; however, the Company has initiated discussions with Lawrence Livermore which would modify the agreement to expand the licensed technology as well as to define exclusive "fields of use." The Company originally named its product a "brick", but in 2003, has filed an application to trademark the name "AquaCell TM".

The Company's capacitive deionization technology, or CDT, uses deionization to convert a contaminated water supply into a "clean" water stream and a separate waste stream. As implemented by the Company, the technology involves coating pairs of electrodes with a carbon coating known as carbon aerogel. The carbon aerogel is porous and has an extremely high ratio of ion collection area to surface area, due to the structure of the aerogel. The ion collection area presented by carbon aerogel is greater than 60,000 times the surface area of the electrode. In the Company's system, a salt water or impure water stream is passed through an electrostatic field established between pairs of electrodes coated with carbon aerogel. The negative electrode attracts positively charged ions such as chloride or nitrate. Those ions are pulled out of suspension of the water stream and held by the electrodes in the carbon aerogel, until either the power is turned off or the electrode charge is reversed. As a result, with a relatively low application of energy, the Company's technology is able to remove a wide variety of contaminants or other molecules from a water stream through the creation and holding of charged particles.

The Lawrence Livermore license authorized the Company to manufacture, market and enhance CDT, specifically in the fields of:

Brackish Water and Seawater Conversion
Industrial and Agriculture Ground Water Remediation
Pure Water for Boiler Applications
Ultra Pure Water for Manufacturing
Nuclear Waste Remediation
Medical Applications

The aerogel product licensed from Lawrence Livermore Laboratories in January 1997 operated at low voltage levels (compatible with solar energy sources) with resulting favorable operating economics, however, the cost of manufacture with the original technology was too expensive to be commercially competitive. Therefore, Company efforts have been focused on cost reduction programs which also have improved the operational efficiency of the carbon aerogel. Those programs have reduced the manufacturing cost of carbon aerogel by utilizing equally effective, but less costly, materials as a base for the carbon aerogel. Systems were also developed which allows the waste stream to access both sides of carbon aerogel, as opposed to the single side of carbon aerogel accessible in the form the technology was developed by Lawrence Livermore. The Company is expanding its efforts to develop proprietary improvements to further reduce the cost of manufacturing process including the reduction of energy required for production.

Development

Since 1997, The Company has increased the cost-effectiveness of the original aerogel product by a factor of more than fifteen. The Company had research and development expenses totaling $640,000 for the year ending December 31, 2001, and $1,343,000 for the year ending December 31, 2000. Since licensing the technology the Company has spent almost six million dollars in Research and Development, manufacturing processes, and automation design. Technology test results confirm that its current version of the CDT product is competitive with other water remediation methods, primarily for brackish water [up to 12,000 parts per million total dissolved solids (TDS)], specifically in regards to its low power, operating and maintenance cost advantages. In laboratory and pilot tests CDT has proven to be a competitive technology for pure and ultra pure water requirements. With typical pure and ultra pure source water inputs of fewer than 1000 parts per million TDS, CDT's operating efficiency and cost of operations provides an economically effective solution for these applications. CDT, as developed by the Company, has been favorably reviewed by Lawrence Livermore, the World Bank, international universities, and several large companies familiar with reverse osmosis and other water treatment systems. Officials from foreign governments such as Australia, Jordan, South Africa, and Vietnam have indicated an interest in the Company's technology and the response from those government officials, as well as the interest in the technology shown by multi-national companies, has confirmed the competitive position of the technology. The Company believes that CDT is the leading economically viable technological alternative to reverse osmosis, the most widely used system, for a broad spectrum of large-scale brackish water and industrial pure and ultra-pure applications.

While the basic carbon aerogel patent is owned by the U.S. Government, through The University of California and Lawrence Livermore, there are a number of improvements in material sciences and processing which have been developed by, and are proprietary to the Company, and are not required to be licensed back to Lawrence Livermore. These enhancements account for the significant improvement in the cost effectiveness of CDT. Several of these proprietary improvements will be patented by the Company and certain others may be maintained as "trade secrets." To date the Company has not obtained patents on any of its improvements on the core technology licensed from Lawrence Livermore. The Company's strategies include filing patents with regard to certain of the improvements, treating other improvements and developments as trade secrets and pursuing intellectual property strategies for the protection of the technology developed by the Company from the Lawrence Livermore technology as well as its internally developed technology. The Company requires that a Confidentiality Agreement be executed prior to providing technological information to prospective clients. The Company recognizes the risk of a prospective client violating the Confidentiality Agreement and knowingly disclosing the Company's proprietary information including trade secrets. The Company continues to monitor and enforce all such relationships and will vigorously enforce such agreements. The Company is aware of a potential violation of an existing Confidentiality Agreement and is evaluating its enforcement options.

The Business

In 1999, the Company began marketing efforts to bring its carbon aerogel technology to the attention of the water treatment market. Potential customers for the Company's CDT technology include government organizations in developing nations, particularly those in the Middle East, North Africa and Asian Pacific geographic areas where access to sufficient amounts of potable water is of increasing concern. In addition to government organizations seeking to insure appropriate water supplies for their citizens, the Company has had discussions with domestic, international and humanitarian groups that are interested in pursuing the Company's technology as a means of providing humanitarian relief in areas with significant medical problems exist which result from shortages of clean water.

Potential users of the Company's technology also includes corporations in the United States and throughout the world that require water purification and filtration. CDT has gained recognition as a leading technology for the conversion of brackish water to potable and agriculture water. The technology also has market applications in industries such as electronic manufacturing, food processing, medical and pharmaceutical manufacturing and multiple wastewater treatment applications. CDT Systems will concentrate on water industry seminar presentations, technology papers and technology demonstrations, including providing laboratory configuration CDT AquaCells TM, to reach target markets. CDT is capable of treating a wide range of water inputs and has the unique capability to provide with a single CDT system a programmable range of outputs. These include purified water for human consumption, agriculture and irrigation applications, or pure and ultra-pure water for industrial and medicinal use. CDT is not confined to a particular niche in the water treatment industry.

In late 1999, the Company initiated a prototype manufacturing operation at its Tucson, Arizona facility to satisfy initial pilot requirements. The scheduled pilot installations included Arizona Public Service for boiler water and solar power use; Carlsbad, California for municipal water; and Air Water Inc. (Japan) for ground water remediation, pure and ultra pure applications.

Testing at the Carlsbad pilot installation resulted in CDT Systems now incorporating an "Activated Water" technology which was developed in Europe and South Africa. This technology, referred to as Electrochemical Activation (ECA), is a disinfection process which destroys microbes and biologicals. It has been successfully tested on anthrax, botulism and other biologicals. In addition, it prevents bio-film or scaling build-up. Combining CDT with ECA technology provides a purification system which eliminates both contaminates and biologicals.

The Company has established an outsourcing Joint Venture (JV) with Carbon-Carbon Advanced Technology (C-CAT) in Ft. Worth, Texas to provide Pyrolization services to the Company. C-CAT is a NASA certified design and manufacturing contractor for carbon-carbon material sciences which includes Aerogel. C-CAT's existing Pyrolization capacity will satisfy CDT Systems, Inc. initial 12 months Pyrolization requirements for supporting the planned Texas manufacturing facility.

In October 2003, the Company completed a Joint Venture Agreement ("JV Agreement") with Air Water, Inc. of Osaka, Japan. Air Water currently holds 250,000 shares of the Company's common stock resulting from a $500,000 investment in 2000 and ongoing development programs with the Company. The JV Agreement provides for Air Water to make a $250,000 investment and the Company to provide technology to the Joint Venture. Air Water will own 67% and the Company 33% of the Joint Venture. The Joint Venture will initially assemble AquaCells in Japan with carbon aerogel provided by the Company. If approved by the U.S. government, the Joint Venture would have first right of refusal to establish a turnkey manufacturing facility.

A Letter of Intent has been received from Dockland Science Park Pty. Ltd. in Australia to establish CDT Australia. CDT Australia will be 51% owned by CDT Systems, Inc. in the USA. The transaction includes a minimum equity investment of $3 million (US), which may be expanded to $4 million (US). CDT Systems, Inc. will allocate $1.0 million (US) of this investment to CDT Australia; $500,000 (US) for working capital and $500,000 (US) for research and development. The Australian government will provide a matching $500,000 (US) research and development grant. In addition, performance warrants will be provided to CDT Australia management upon completion of a $20 million (Australian) IPO.

The Company has introduced a CDT Mobile System for industrial and emergency applications. International governments are evaluating the CDT Mobile System for industrial remediation of brackish groundwater, including oil and gas and other contaminated ground water pump and clean applications. With ECA, the CDT Mobile Systems also meets anti-terror related emergency needs. A CDT Mobile System provides immediate local capacity to produce up to 30,000 gallons of potable water per day (depending on TDS levels) to help resolve emergency water requirements.

Sales and Marketing

CDT Systems Marketing strategy is to initially operate as a provider of CDT units and required electronic control systems to builders of water treatment plants and to contractors that provide environmental and industrial remediation systems. A significant portion of the sales and marketing budget is dedicated to providing pilot units on a demonstration, discounted or rental basis to prospective clients.

The Company does not plan to develop the capability to act as a prime contractor for engineering, constructing, operating, and owning treatment plants. It will engineer and construct pilot plants, and support the proposing, planning, training and maintenance activities of prime contractors who contract to install CDT-based plants. The Company is pursuing opportunities for Build to Own and Operate (BOO) and Build to Own, Operate and Transfer (BOOT) opportunities with prime contractors whereby the company will participate in an on going revenue stream. Independent contractors have validated the technology advantages of CDT especially with its simplicity of operation, and significantly lower operations and maintenance costs.

The Company is negotiating with potential business alliance partners, domestic and international, capable of engineering and executing major water treatment plant construction and operations. In addition to the financing from equity investments made by strategic partners, system contracts will include initial payments of approximately 20% of the contract value as well as progress payments during the construction of the CDT system. In addition a technology services contract is required with each contract. This service ranges from six to ten percent annually of the CDT Systems contract value.

Discontinued Operations - Well Drilling Pump and Services

FarWest Pump Company was formed in 1986 to provide drilling and pump services in Arizona and Western New Mexico. It included an operating division, Arizona Well Services, which provided wholesale parts services to FarWest Pump and other clients. In the fourth quarter of 1998, the Company's Board of Directors initiated discussions with Pump Company management for the purchase of Pump Company. In March 1999, the Company's Board of Directors agreed to sell FarWest Pump to the Pump Company's management. The contract was executed in November 1999, whereby the Pump Company Management team acquired the stock of FarWest Pump for deferred guaranteed payments from the Company of two hundred seventy thousand ($270,000) dollars. This amount was consideration for Pump Company Management assuming the net liabilities (over $650,000) of the Pump Company. In January 2000, CDT paid $200,000 to Pump Company to satisfy a CDT payable to a stockholder who had assigned the receivable to Pump Company. The Company also assumed a note payable in the amount of approximately $63,000 ($45,171 current balance) in connection with the sale of Pump Company. The Company still owes $31,808 to Pump Company as of December 31, 2001.

Item 2: Description of Properties.

The Company maintains Corporate offices at 13636 Neutron Rd., Dallas, Texas 75244. This includes approximately 2500 square feet of corporate, administrative and operations space. This is a month-by-month lease available through the year 2004. The Company has been at this location since December 2000 when the corporate headquarters were relocated from Tucson, Arizona.

In December 2000, concurrent with the relocation of the Company Headquarters, the Company relocated its engineering operations to Carlsbad, California. The Company utilized the pilot CDT system installed at Carlsbad Municipal Water Department as an ongoing development and testing resource. The Company's engineering center has been located in Carlsbad, California. Plans are to reestablish a larger R & D facility in the San Diego and/or the Dallas, Texas area.

The Company is in discussions with an investment group in the Livermore, California area to design and build a research and development center adjacent to Lawrence Livermore. The Research Center would be an approximate 25,000 square foot facility, which would include a CDT system capable of providing ultra pure water to Lawrence Livermore, as well as potable water to the city of Livermore, CA.

The Company received an incentive commitment in the first quarter of 2003 from the State of Texas Economic Development Commission to provide $4.7 million of funding from the States Economic Development Incentive Program. These incentives are based on the Company providing 400 new jobs, and investing approximately $12 million in manufacturing capital equipment.

The Company is in negotiations with the State of Texas whereby the State will be the lead investor providing an $8 million loan to assist the Company in establishing a 160,000 square foot CDT AquaCell manufacturing facility in Bryan, Texas.

Item 3: Legal Proceedings.

There were no new legal proceedings instituted by or against the Company during 2001. The following proceedings were instituted in the year 1999.

Three former employees of the Company's former subsidiary, FarWest Pump Co., filed a lawsuit in Maricopa County Superior Court alleging the Company failed to pay them certain wages and provide them with stock options. The former subsidiary of the Company, FarWest Pump, Inc., also entered the lawsuit and asserted various claims against the three former employees and their new employer, Duncan Pump, Inc., including conversion, civil conspiracy, wrongful interference with contractual relationships, and violation of trade secrets.

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

The three ex-employees appealed the Superior Court's decision on all counts: During 2001 the Company vigorously contested the action. In January 2002 the Superior Court of Arizona Maricopa County granted the Company's request for a Summary Judgment on all monetary claims of the three ex-employees and granted summary judgment on the stock option claims for two ex-employees with stock option claims of 550,000. The Plaintiffs' filed a motion to amend the Judgment on behalf of the ex-employees. The Court on April 29, 2002 declined to set oral arguments and therefore, ruled, "It Is Ordered" denying Plaintiffs' Motion to Amend Judgment.

In the first quarter of 2003, the third ex-employee agreed to a negotiated settlement whereby the Company issued Rule 144 common stock (125,000 shares valued at $31,250). The Company completed the transaction, whereby the Rule 144 restriction was removed from the shares. The ex-employee has quarterly limitation on the amount of shares which can be sold.

However, the Plaintiffs again filed an appeal to review the statue of limitations ruling. On August 21, 2003, the Court of Appeals for the State of Arizona, Division One, found in favor of the Company on the basis that the plaintiffs' claims were time barred pursuant to Arizona Revised Statutes. The Court of Appeals also found that the Company, as the prevailing party, is entitled to certain costs in its appeals process. The plaintiffs' only remaining appeal process was to the Arizona Supreme Court. The time to seek reconsideration of the decision has expired, so the judgment stands and is fully enforceable.

Item 4: Submission of Matters to a Vote of Security Holders.

Two items were submitted during 2001 to a vote of security holders, through solicitation of proxies. First was ratification of the Company's name change from FarWest Group, Inc. to Capacitive Deionization Technology Systems, Inc. (CDT Systems, Inc.). The second was for approval of the 2001 stock option plan that included up to 1,200,000 shares. Both items were approved by stockholders. Prior to 2002, the Company filed all quarterly and annual reports on a timely basis since the Company's initial filing of its Form 10SB in November 1999. However, the 10KSB for the year 2001 was delayed due to the changing of Auditors as described in the April 17, 2002 8K filing. The public may read and copy any material files with the SEC at the SEC's Public Relations Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Company has become an electronic filer and, as such, all items filed by the Company with the SEC which contain reports, information statements, and other information regarding issuers that file electronically with the SEC will be available at the SEC's website. That site is available at http://www.sec.gov. The Company also maintains an Internet site, which contains information about the Company. The site is available at http://www.CDTWater.com.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters.

Stock Prices and Dividend Information

The Common shares of the Company traded on the NASDAQ Over-the-Counter market under the trading symbol "FWST" from July 1996 through December 2, 1999, at which time the Company's shares were removed from the NASDAQ Over-the-Counter system and began to trade in the "pink sheets." The following NASDAQ supplied table sets forth for the period indicated the high and low bid prices during the period from January 1, 2000 to December 31, 2001. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. For current price information, CDT Systems shareholders are encouraged to consult publicly available sources. The current trading symbol is CDTN.

2001	High	Low
First Quarter	7/8	13/32
Second Quarter	11/16	5/16
Third Quarter	21/32	1/4
Fourth Quarter	2 3/16	9/32

2000	High	Low
First Quarter	4 1/2	1 5/8
Second Quarter	3 5/8	3/4
Third Quarter	1 3/8	7/8
Fourth Quarter	1 1/4	5/8

As of August 31, 2003 the Company had 15,138,505 Common Shares issued and more than six hundred (600) shareholders of record.

Recent Financings

(See the accompanying financial statements for more information on the following transactions.)

During the second quarter of 2003, a private placement of 554,100 shares was completed. This transaction provided $31,340 cash to the Company for 191,000 shares issued. In addition, 15,000 shares were issued for accounts payable penalties, 136,000 shares were issued for engineering, research and development, 212,400 shares were issued for legal and professional services and 16,000 shares were issued for interest expense.

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

During the fourth quarter 2002 private placements of 847,200 shares of the Company's rule 144 common stock were completed. Of this total 346,940 shares were issued for cash, 20,000 shares were issued for conversion of officer's salary, 26,200 shares were issued to settle accounts payable and penalties, 40,000 shares were issued for a note payable, 76,000 shares were issued for research and development and 338,060 shares were issued for professional services.

During the third quarter 2002 private placements of 894,584 shares of the Company's rule 144 common stock were completed. Of this total 170,000 shares were issued for cash, 333,334 shares were issued for conversion of officer's salary, 68,200 shares were issued to settle accounts and notes payable and penalties, 86,500 shares were issued for research and development and 236,550 shares were issued for professional services including 45,000 shares to members of the Company's Advisory Board.

During the second quarter 2002, a private placement of 310,000 shares of the Company's Rule 144 common stock was completed. This total included 18,000 shares issued for cash; 37,000 shares issued for research and development consulting; 20,000 shares issued to settle an account payable; 15,000 shares issued for legal services; 40,000 shares issued for accounts payable interest and penalties and 180,000 shares issued for professional services.

During the first quarter 2002, a private placement of 555,000 shares of the Company's Rule 144 common stock was completed providing the Company $102,500 in cash and a note receivable of $175,000. The Company issued 100,000 shares to settle accounts payable totaling approximately, $50,000. Further, the Company issued 196,619 shares for services provided.

During the year 2001 the company issued 439,500 shares of Rule 144 restricted common stock in private placements at a purchase price of $0.50 per share.

During the year 2001, six members of the Company's Board of Directors and Advisory Board exercised options to purchase 374,997 shares of common stock. These options were exercised at a price of $0.33 per share in accordance with the year 2000 option plan approved by shareholders. These options were priced and issued in accordance with the approved plan established by the Board of Directors.

During the year 2001, three members of the Company's Board of Directors and Advisory Board provided professional legal, and financial services to the Company. The accounts payable for these services totaling $96,400 were converted to Rule 144 common stock for a total of 255,467 shares. In addition, a note payable from a member of the Board of Directors of $24,000 was converted to 48,000 shares.

During the year 2001, the Company issued 1,044,672 shares of Rule 144 restricted common stock for services provided the company. Of this total 113,000 shares were for legal services; 246,800 shares were for the settlement of Company accounts payables; 25,000 shares were for a technology option, 257,066 shares were for engineering services and 402,806 shares were for various services provided by non-employees during the year. All of these were issued at a price of $0.50 per share.

In December 1999, the Company entered into a multi-step investment contract with Asea Brown Boveri, Inc. (ABB). In the investment agreement ABB agreed to, and purchased in December 1999, 250,000 shares of the Company's common stock at a purchase price of $2.00 per share.

ABB also purchased 250,000 shares of the Company's common stock at a purchase price of $2.00 per share in February 2000. ABB received options to acquire an additional 250,000 shares of FarWest Group common stock at a purchase price of $2.00 per share on each of March 30, 2000 and April 30, 2000, which they did not exercise. ABB currently is the largest non-management shareholder of the Company with 500,000 shares of common stock reflecting an approximate four (4%) percent equity position in the Company.

In the second quarter 2000, the Company issued 200,000 shares of its Rule 144 common stock for settlement of an outstanding convertible promissory note.

During the quarter ended June 30, 2000, the Company completed an investment agreement with Air Water Inc. (Air Water) of Osaka, Japan. Air Water made an equity investment of $500,000 with the purchase of 200,000 shares of the Company's common stock at a price of $2.50 per share. In consideration for this investment, Air Water received "First Rights of Refusal" for the Japanese marketing rights for the boiler water preparation and polishing market in Japan. Air Water also received the rights to establish the implementation of the Company's Capacitive Deionization Technology (CDT) in the industrial and agriculture remediation market.

Air Water also has received warrants which have been extended to June 30, 2004 to acquire an additional 600,000 shares of Rule 144 Common Stock priced at $1.50 per share. If the warrants are exercised Air Water will receive additional Japanese application marketing rights for CDT products.

In the second and third quarters 2000, the Company issued 321,325 shares to a group including consultants, directors, and vendors for compensation of services provided to the Company. No management participated in this transaction. The Rule 144 common shares were issued at a price of $1.25 per share.

During 2000, the Company issued 459,100 shares of Rule 144 restricted common stock to outside shareholders at a prices ranging from $.50 to $2.00 per share.

In consideration for an investment of $110,000 an investor received warrants to acquire an additional 110,000 shares of common stock at a price of $2.00 per share.

The Rule 144 shares above were issued in reliance upon Section 4(2) of the Securities Act of 1933.

The Company has no fixed dividend policy. The Board of Directors from time to time having regard to operating results, capital requirements, and general financial condition and requirements may consider dividend distributions. The Company has paid no dividends at any time. For the foreseeable future, it is anticipated that the Company will use all available cash to finance its operations and that dividends will not be paid to shareholders.

Item 6:	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Results of Operations

Since execution of the Lawrence Livermore licenses in January 1997, the Company has concentrated its efforts on improving the performance efficiency of the CDT technology while reducing the manufacturing cost. In parallel, the Company has evaluated other material science technologies and potential enhancement of the existing aerogel material sciences.

The Company did not recognize any revenue through 2001 although pilot contracts were received during the period. The Company currently is negotiating additional contracts for both pilot and production systems. The Company continues to emphasize domestic and international strategic alliances.

The Company was funded initially through the merger with the Pump Company and an investment by the co-founder. Since 1998 funding has been from private placements, strategic alliances, debt financing and debt conversions. These transactions have provided more than $6,000,000 working capital and services with a significant amount of these funds resulting from strategic alliances with ABB and Air Water Inc.

Operations for the Next Twelve Months

Business opportunities for the next twelve months will be dependent on the company's ability to finance and expedite the completion of its planned manufacturing facility in North Texas. Current opportunities require full CDT production in 2004 (over 10,000 CDT AquaCells per month). Limited CDT production is projected beginning in the fourth quarter 2003. The Company has commitments from senior engineering, operations, financial and manufacturing professionals to join the Company immediately after the completion of financing.

The strategic alliances, which have been established as well as additional alliances being negotiated, provide short-term financial and application opportunities. The pilot CDT system previously tested at Carlsbad, California has helped create additional municipal and wastewater applications. All opportunities require immediate CDT AquaCell production.

Identified applications include:

*	Multi-year nationwide installations and a Joint Venture operation with support from an Asian-Pacific government
*	Industrial ground water remediation for Coal Bed Methane (CBME) gas wells
*	Boiler input and polishing in the U. S., Japan and Asia
*	Ground water remediation with a leading International Water Systems entity
*	Ground water remediation in conjunction with the State of Texas and the World Bank
*	Multiple CDT Mobile Systems from international governments

The Company's manufacturing business plan is available which includes occupying a 160,000 square foot facility. The Company's manufacturing plan includes a detailed description of the manufacturing process.

The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is negotiating the following options:

*	Comprehensive financing from various government entities within the State of Texas
*	Working capital from a Regional Investment Bank, including equity and debt
*	Expansion of current strategic and investment alliances
*	Secured loan with a major European Bank
*	An alliance with industry and government partners to accelerate pilot systems for the Powder River CBME Gas Wastewater Remediation Project

Management believes that the required funding for operations will be achieved. However, there is no assurance that such funding will be obtained in the time cycle required to support the Company's Business Plan.

Limited Operating History

The Company has had a limited operating history upon which an evaluation of its future performance and prospects could be made. The Company's prospects must be considered in light of the risks, expenses, delays, problems, and difficulties frequently encountered in the establishment of a new business in an emerging and evolving industry. Since inception, the Company has recognized no revenues and has incurred operating losses resulting in a working capital deficit. Inasmuch as the Company will have an increasing level of operating expenses and will be required to make significant up-front expenditures in connection with the development of its business, the Company anticipates that losses will continue for at least the next twelve months. There can be no assurance that the Company will be able to generate significant revenues or achieve profitable operations. In addition to the efforts described above, the Company will engage in a variety of research and development activities including continuing Joint Venture Development Contracts during the next 12 months.

Need for Additional Financing

The Company has been dependent upon the proceeds of private placements of the Company's securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or placement proceeds be insufficient to fund the Company's operations, the Company would require additional financing sooner than anticipated. Management is confident it will be able to continue obtaining equity investment through private placements, strategic alliances, joint ventures, grants and convertible debt.

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

As previously indicated, utilization of the Company's CDT technology will require the establishment of a carbon aerogel production facility to produce CDT systems for clients which incorporate carbon aerogel-based capacitive deionization technology. The Company plans to complete a 160,000 square foot production facility in Texas. The manufacturing facility capital equipment requirements during the first two years will total approximately $13million. Combined with working capital requirements, total funds of $19 million will be required. The Company has incentive commitments for approximately $7 million of the required $13 million for the manufacturing capital equipment.

Technology

Capacitive Deionization Technology, which was licensed from Lawrence Livermore, has been and continues to be the foundation of the Company's future. The Company has concentrated its efforts on adding proprietary enhancements to CDT to provide insulation from not only other technologies but as protection if Lawrence Livermore decided to consider other licensees. Any other licensee would have to license Lawrence Livermore's 1996 CDT Technology and avoid CDT System's proprietary rights and trade secrets to enter the market. To date, Lawrence Livermore continues to refer leading multi-national companies to CDT Systems rather than encourage those companies to pursue a license for the CDT technology. CDT Systems is discussing modifying the current license whereby it will become a defined field of use exclusive licensee of Lawrence Livermore; however, there is no guarantee that continuing negotiations with Lawrence Livermore will result in an exclusive arrangement with respect to the CDT technology.

Other Business Matters

Government Approvals and Regulations

The Company understands that governmental approvals, particularly those from the Environmental Protection Agency with respect to emission controls at any aerogel manufacturing facility established by the Company, will be necessary for the establishment of the Company's operations. The Company is currently working with the North Texas EPA and other regulatory agencies to insure that all environment requirements are met for the North Texas CDT manufacturing facility. In addition, the Company believes that compliance with federal, state, and local laws or regulations which have been enacted or adopted to regulate the environment have not to date, nor are they expected to have a material adverse effect in the future, upon the Company's operations, product development, capital expenditures, earnings, competition, or financial position. The expenditures required allowing the Company to comply with Environmental Protection Agency statutes and regulations are included in the financial plan to establish the manufacturing facility.

Information Regarding and Factors Affecting Forward-Looking Statements

Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances and underlying assumption, and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs, and projections are express in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records, and other data available from third parties, but there can be no assurance that management's expectations, beliefs, or projections will result, or be achieved, or accomplished.

Item 7: Financial Statements.

Information required by this item appears in the Financial Statements and Auditor's Report for CDT Systems Inc. for December 31, 2001 and 2000 as listed under Item 13.

Item 8: Changes in and Disagreements with Accountants.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Form 10KSB.

On November 1, 1999, the Company's directors approved the appointment of Jackson & Rhodes P.C. as the Company's auditors for the periods ending December 31, 1997, December 31, 1998, and December 31, 1999. In July 2001 shareholders approved Jackson & Rhodes to be the Company's auditors for the period ending December 31, 2001.

In April 2002, the Company's Board of Directors voted to change the Company's auditors. At that time, Jackson and Rhodes resigned as the Company's auditors and the Company executed an engagement letter with Weaver and Tidwell, LLP to become the Company's auditor effective for the year 2001 audit. This agreement was extended by the Company's Board of Directors to include years 2002 and 2003. The supportive information was filed with an 8K on April 17, 2002 and is available on the SEC's Edgar Website. Weaver and Tidwell LLP's opinion on the financial statements for the years 2001 and 2000 are part of this filing.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

(Also reference Item 11.)

Item 10: EXECUTIVE COMPENSATION

Executive Name and Principal Position

Dallas Talley -	Chairman, CEO (and acting CFO until July 2003)
Chris Sheppard -	Vice President, Chief Technology Officer, Director
Clark Vaught -	Former Chairman, CEO, Resigned October 30, 2000

Name	Year	Compensation	Non-Cash Compensation (2)	Total Compensation
Dallas Talley	2001	$ 0	$0	$0
Chris Sheppard	2001	$ 0	50,000	$ 50,000
Dallas Talley	2000	$119,340	0	$119,340
Chris Sheppard	2000	83,250	0	83,250
Clark Vaught (1)	2000	89,533	0	89,533

(1)	Mr. Vaught resigned from the Company October 30, 2000.
(2)	Represents the issuance of common stock in satisfaction of unpaid compensation.

MANAGEMENT

Dallas Talley, Chairman and CEO, has over twenty-five years of high tech senior executive experience. He has been CEO of New York Stock Exchange and NASDAQ companies including Qantel Business Computers, Televideo Systems and Zentec Corp. He has also been founder and director of several emerging companies. Mr. Talley was Managing Partner of an international technology development group specializing in technology transfers in Asia Pacific, Europe and selected developing nations. He served on the Board of Directors of the American Electronics Association (AEA) from 1984 to 1989 and served as Chairman of AEA's Silicon Valley Chapter. Since joining the Board of Directors in 1998, Mr. Talley has been responsible for maintaining and expanding the company's relationship with Lawrence Livermore National Laboratories and for implementing the company's private placements and strategic alliances.

Chris Sheppard, Vice President and Chief Technology Officer, has had management experience in several high technology fields including the "Star Wars" SDI program. His experience includes engineering and F&D management positions with Kaman Aerospace, Martin Marietta and Lockheed Missile Systems Group. He was also a founder, principal and chief engineer of Anaphoric Engineering and Photon Sciences International. He has been closely aligned with Lawrence Livermore National Laboratories and was instrumental in securing FarWest Group's CDT license. Since co-founding FarWest Group in 1997, he has been responsible for the development and commercialization of the CDT technology.

Joe Jones, Vice President Business Development, has over 22 years experience in business development, business expansion and strategic alliance development with multi-billion dollar organizations. He spent over 16 years with Niagara Mohawk Power Corporation in strategic and business planning, business development and alliance/partnership development. He was President of a multi-million-dollar start-up subsidiary for UPM-Kymmene, a 10 billion-dollar forestry products company headquartered in Helsinki, Finland.

Don L. Hexamer, Director of Manufacturing, has over twenty years of engineering management experience. This includes over ten years of semiconductor design and manufacturing management experience. He was responsible for manufacturing, process engineering, equipment design, maintenance and repair for Mostek Inc.'s $300 million operation. He has worked closely with the company's Chief Technology Officer in developing manufacturing processes and continuing the enhancements of the company's carbon aerogel, which is the core technology of Capacitive Deionization.

Phil Marshall, Chief Financial Officer, has over thirty years experience in financial management and audit services. He has been a Principal or Partner for over twenty years with KMG Main Hurdman, KPMG Peat Marwick, Jackson & Rhodes, and Whitley Penn. His public accounting experience includes multinational companies with extensive SEC reporting in a variety of operating companies including environmental, manufacturing and service companies. Mr. Marshall joined the Company in the third quarter of 2003.

The future success of the Company depends to a significant extent upon certain senior management, technical personnel, and development personnel. The Company also believes that its future success will depend in large part on its ability to hire and retain highly skilled technical, managerial, and marketing personnel, as well as to attract and retain replacements for or additions to such personnel. Demand for new, specially trained and experienced personnel has increased worldwide. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business. In order to reduce this risk to the Company, employment contracts are in effect for Mr. Talley, Mr. Sheppard, Mr. Marshall, Mr. Hexamer and Mr. Jones; each of those agreements has a two year term, effective on January 1, 2002 and ending on December 31, 2003, except for Mr. Marshall, whose agreement was effective July 1, 2003 with a two-year term. Subject to financing, each agreement is automatically extended by an additional year upon each anniversary date of the agreement unless a 90-day written notice is provided to the executive.

2000 Stock Option Grants

The Company does not provide cash compensation for the members of the Company's Board of Directors, in their roles as directors. (Directors who are employees receive compensation for their services as employee of the Company.) However, each director is reimbursed for direct expenses incurred due to service on the Board of Directors. Each director who is not an employee is granted an option to acquire 100,000 shares of the Company's Common Stock, for three years service on the Board of Directors. One third of the options granted to each "outside" director are vested on the date of grant and one third on each of the next two anniversaries of the date they joined the Board of Directors. In addition, the company established an Advisory Board in 2000. The Advisory Board provides assistance to management and the Board of Directors as well as establishing a strong network of senior Executives, Government leaders, and Financial associates throughout the world. The Chairman of the Advisory Board receives an option for 100,000 shares and all other members receive an option for 75,000 shares with the same vesting schedule as the Board of Directors.

Item 11: Security Ownership and Certain Beneficial Owners and Management

Directors and Officers of Registrant

The following persons served as directors of the Company for the year ending December 31, 2001:
[Shares issued as of December 31, 2001 totaled 10,275,901.]

Name and Age	Position	Director Since	Shares Beneficially Owned	% of Stock
Dallas Talley (68)	Chairman, CEO, Chief Financial Officer	1998	643,373 (1)	6.05
Chris Sheppard (44)	Vice President, Chief Technology Officer	1997	450,000 (2)	4.23
Thomas Friezen (43)	Chairman Audit Committee	1997	406,800 (3)	3.83
Takeshi Ogata (63)	Director	2000	110,000 (3)	1.03
Ann Heywood (56)	Chairman Compensation Committee	2000	100,000 (3)	0.94
Robert Blaney (47)	Director	2001	100,000 (3)	0.94
Joe R. Brooks (73)	Non-voting Secretary	1999	31,300	0.29

Advisory Board

Members of the Advisory Board for the year ending 12-31-01 include:

Name	Position	Member Since	Shares Beneficially Owned	% of Stock
Robert Gary	Chairman	2000	201,560 (3)	1.90
Chester Nosal	Member	2000	475,960 (3)	4.48
John Vanderveld	Member	2001	75,000 (3)	0.71
Tommy Thompson	Member	Dec. 2001	75,000 (3)	0.71

All current executive officers, Board of Directors and Advisory Board members as a group			2,668,993	25.12

(1)	Includes 37,400 shares held by Ms. Sherry Talley, Mr. Talley's wife.
(2)	Includes 20,000 shares held by Mr. Sheppard's wife.
(3)	Includes unexercised options.

Beneficial Owners:

Name	Number of Shares	% of Stock
ABB, Inc	500,000	4.71
Clark Vaught	2,541,000	23.91

Total Officers, Directors and Beneficial Owners	5,709,993	53.73

No officer or director listed in the foregoing table has any options or warrants to acquire additional shares, which are exercisable during the 60 days after the date hereof; (other than those that are defined in (3) above.)

Board of Directors

The Company's Board of Directors at year-end 2001 consisted of six (6) members. The Company's By-Laws permit the Board of Directors to consist of any number of members greater than two (2) as determined by the then current Board of Directors. The Advisory Board has been appointed by the Board of Directors to act as the nominating committee for selecting members of the Board of Directors.

Dallas Talley, see MANAGEMENT

Chris Sheppard, see MANAGEMENT

Tom Friezen: Mr. Friezen is chairman of the Audit Committee. Mr. Friezen, a registered CPA, is the CFO of a $150 million food processing company. He is responsible for financial, banking and legal activities of his company. He was responsible for two stock offerings and a public debt placement, which raised over $65 million in capital. He was also responsible for a $27 million business acquisition. He is also responsible for SEC Reporting and Compliance, taxation and shareholder relations within his company. He has served on the CDT Systems Board of Director since 1997.

Takeshi Ogata: Mr. Ogata is a senior executive with Itochu Corporation of Tokyo, Japan. Within Itochu he has served as a Managing Director of Itochu Machinery and Information Group and Senior Managing Director as well as President of Itochu Construction. He is currently Chairman of Itochu's Innotech Corporation. Mr. Ogata was the leader in Itochu's corporate redirection into high technology businesses with a resulting $30 billion equity valuation. He was founder and Chairman of several Itochu technology companies including CTC, the largest systems integrator in Japan with an equity value of $10 billion and J-SAT, a joint venture of Itochu Sumitomo and NTT communications. Mr. Ogata also serves as a business consultant for the Company in Japan.

Ann Cochran Heywood: Ms. Heywood, serves as Chairman of the Compensation Committee. She has a broad background in early stage funding activities, technology development and commercialization, and longer-term management of technical organizations in the public and private sectors. She started the Russian Medical Technology program. Ms. Heywood is currently engaged in converting a Russian weapons assembly facility to the fabrication of kidney dialysis systems. She served as Deputy Secretary for Technology at the California Environmental Protection Agency (CalEPA) and also served as Vice President of Corporate Development at Thermatrix Corporation. Ms. Heywood has managed activities for technology development programs for LLNL, SAIC, TRW and the U.S. Department of Energy.

Robert T. Blaney: Mr. Blaney has had diverse experience in project development; project financing, private investment banking and structuring of strategic alliances in both the domestic and international arenas. He founded an international development and financial advisory firm in Washington, D.C., which facilitated major development initiatives through the coordination of private sector parties and bilateral and multilateral agencies. International project activities were undertaken in regions throughout the world including Africa, Asia Pacific and Latin America. He has served on the Board of Directors of the Resource Development Council for Alaska and as the Chairman of the Finance Committee for the U.S. - Africa Chamber of Commerce.

Joe R. Brooks: (Non-voting Secretary to the Board of Directors). Mr. Brooks served as Vice President Marketing Administration for Management Systems Division of Pitney Bowes Corporation. Mr. Brooks was CFO of Qantel Business Computer and instrumental in a two hundred million dollar LBO transaction. He served as Controller of Mohawk Data Sciences; and Controller for the General Electric Computer Corporations, Western Region.

ADVISORY BOARD

Robert J. Gary, Chairman: Mr. Gary spent twelve years in managerial positions with General Electric's Large Power Apparatus Group. He was the Executive Vice President and General Manager of the Generating Company of Texas Utilities, a position he held until retirement. He was then appointed consulting Vice President to assist the President and Chairman of TU Electric. Mr. Gary has also served as an executive advisor on Westinghouse's Advance Design Nuclear Reactor Committee, the Atomic Industrial Forum Three Mile Island Recovery Committee and the Texas Utilities Blue Ribbon Task Force on Three Mile Island. In addition, he was co-founder of the Electrical Power Research Institute (EPRI) and a member of the Board of Directors of the American Mining Congress. Since 1992, Mr. Gary has concentrated only on humanitarian projects involving agriculture, environmental, medical, electrical and water. Mr. Gary continues to focus on water matters, the increasing scarcity and quality, and how to innovatively advance technical solutions for water problems. Mr. Gary has been active in the development of CDT Systems, and has been instrumental in the company's worldwide strategy including implementing other water-based technologies within the CDT Systems group.

Chester W. Nosal, Mr. Nosal has been associated with CDT Systems since 1998 and was instrumental with the successful investment negotiations with ABB. He is an active advisor and consultant to the company on international policy and opportunities. He is currently an affiliate of Pillsbury Winthrop in Washington, D.C. Mr. Nosal's law practice encompasses tax, international and telecommunications matters from domestic to global in scope. He was Senior Partner and head of the International Department with a practice in the Washington office of Winston & Strawn. Mr. Nosal also has been involved in business as an investor and director in many domestic and international corporations. He has served as a legal advisor to numerous countries and governments. His practice has included counseling countries on economic development, conducting legal audits of foreign legal, business and governmental systems and advising on foreign affairs; counseling, implementing, negotiating, structuring, and closing United States and international transactions in the following areas: telecommunications, worldwide merger and acquisitions/dispositions, joint ventures, licensing and franchising.

Tommy L. Thompson, Mr. Thompson provides consulting and management services to Flour Corporation. His duties include designing and executing recovery plans for troubled projects. He is also responsible for developing strategy and implementation plans for new markets. As Chief Operating Officer of International Isotopes, Inc., his responsibilities included construction of an FDA-approved radiopharmaceutical manufacturing facility. He also built and placed in to operation a cyclotron and a linear accelerator while working closely with Los Alamos Laboratory. Mr. Thompson also led the design and manufacture of a robotic manufacturing unit for International Isotopes. He has served as Executive Vice President of Coastal Power Company and resided several years in Hong Kong and Singapore while serving as Vice President of Dow Chemicals, Destec Energy (Asia) Corporation, Halliburton International and Brown and Root International Group. The early part of his career was spent with TXU in Dallas, Texas, including managing TXU's Generation Services Group where he had responsibility for a $100 million operating budget.

John Vanderveld, Mr. Vanderveld provides advisory services in strategic planning to companies with humanitarian and quality of life focus. As President of a private company in the waste management industry, he built the company to be one of the largest in the U.S. Through a merger he became an early founder of Browning Ferris Industries (BFI) serving as a director, senior officer and Chairman of BFI's Center for Environmental Technology. Mr. Vanderveld has served on the U.S. Chamber of Commerce Committee on the Environment and on the Advisory Board of Enterprise Development International. He has thirty years of service to the world's environmental problems and is now focused on water.

Item 12: Certain Relationships and Related Transactions

Pump Company Management approached the Company's Board of Directors to acquire the Pump Company in late 1998. The Company's Board of Directors, in March 1999, approved the sale of the Pump Company to the Pump Company's management whereby Pump Company would assume Pump Company's net liabilities of more than $650,000. Far West agreed to pay Pump Company $70,000 upon financing. In addition, the Company had an account payable of approximately $200,000 to Mr. Clark Vaught, the Company's chairman which Mr. Vaught agreed to assign to the Pump Company. The sale was closed on November 30, 1999. As of December 31, 2001 Company had paid to the Pump Company $238,192. Pump Company management includes Ms. Crews (Mr. Vaught's wife) and Mr. Vaught (after his resignation from Far West Group). The final payment to Pump Company of $31, 808 will be made upon finalization of a Pump Company tax question. The Company also assumed a note payable in the amount of approximately $63,000, of which $45,171 remains outstanding, in connection with the sale of Pump Company.

Item 13: Exhibits and Reports on Form 8-K.

1. Financial Statements

Financial Statements of CDT Systems, Inc.

(i)	Independent Auditor's Report

(ii)	Balance Sheets as of December 31, 2001 and 2000

(iii)	Statements of Operations for the years ended December 31, 2001 and 2000 and Cumulative Amounts Through December 31, 2001

(iv)	Statements of Changes in Stockholder's Equity (Deficit) for the years ended December 31, 2001 and 2000 and Cumulative Amounts Through December 31, 2001

(v)	Statement of Cash Flows for the years ended December 2001 and 2000 and Cumulative Amounts Through December 31, 2001

(vi)	Notes to Financial Statements

2. Exhibits

(2)     Stock purchase Agreement (Revised) between FarWest Group, Inc. and New Pumpco dated May 24, 1999 for the acquisition of 100% of FarWest Pump Co. effective January 1, 1999 (Filed as Exhibit 2 (a) to Registration Statement on form 10SB dated February 14, 2000 Registrant N. CIK#0001098584 and incorporated herein by reference).

(2)     The Articles of Merger of pro Vantage, Inc. into FarWest Group, Inc. dated July 2, 1996 (Filed as Exhibit 2.6 to Registration Statement on Form 10SB dated November 22, 1999 Registrant No. CIK#0001098584 and incorporated herein by reference).

(3i) Articles of Incorporation of Registrant (Filed as to Exhibit Registration Statement on Form 10SB dated November 22, 1999 Registrant No. CIK#0001098584 and incorporated herein by reference).
(3ii) By-Laws of Registrant (Filed as Exhibit 2.2 to Registration Statement on form 10SB dated November 22, 1999 Registrant No. CIK#0001098584 and incorporated herein by reference).

(2) Specimen Copy of Common Stock Certificate (Filed as Exhibit 2.3 to Registration Statement on Form 10SB dated November 22, 1999 Registrant No. CIK#0001098584 and incorporated herein by reference).

(10) Lawrence Livermore License Agreement (Filed as Exhibit 10 to Registration Statement on Form 10SB dated November 22, 1999 Registrant No. CIK#0001098584 and incorporated herein by reference).

(10) Investment Agreement Between FarWest Group, Inc. and Asea Brown Boveri, Inc. dated December 29, 1999 (Filed as Exhibit (g) to Registration Statement on Form 10SB dated February 14, 2000 Registrant No. CIK#0001098584 and incorporated herein by reference).

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3. Reports on 8-K

8-K was filed by the registrant on November 7, 2000 relating to its press release dated November 3, 2000 regarding changes in its Board of Directors.

8K was filed by the registrar on December 17, 2001 relating to an equity negotiation with the Lim family of Malaysia.

8K was filed by the registrant on April 17, 2002 relating to the Company's changing of auditors effective with the 2001 audit.

8K was filed by the registrant on August 26, 2003 relating to the Arizona Court of Appeals finding for the Company in a lawsuit against it by certain former employees.

Item 14: Controls and Procedures

Within ninety days of this Report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 has been signed by the following persons in the capacities indicated on the 13th day of November 2003.

Signature	Title

/s/ Dallas Talley	Chairman of the Board and Chief Executive
Dallas Talley	Officer
(Principal Executive Officer)

/s/ Phil Marshall	Chief Financial Officer
Phil Marshall	(Principal Financial Officer)

/s/ Chris Sheppard	Director
Chris Sheppard

/s/ Thomas Friezen	Director
Thomas Friezen

/s/ Takeshi Ogata	Director
Takeshi Ogata

/s/ Ann Heywood	Director
Ann Heywood

/s/ Robert Blaney	Director
Robert Blaney

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Capacitive Deionization Technology Systems, Inc.

We have audited the accompanying balance sheets of Capacitive Deionization Technology Systems, Inc. (formerly FarWest Group, Inc.) ("the Company") (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from January 1, 2000 (date entered development stage) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capacitive Deionization Technology Systems, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2000 (date entered development stage) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WEAVER & TIDWELL, L.L.P.

Dallas, Texas
October 3, 2003

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS
December 31, 2001 and 2000
Assets

	2001	2000
Current assets:
Cash	$ 1,668	$ 4,877
Accounts receivable	-	4,030
Total current assets	1,668	8,907

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(13,065)	(8,285)
Total furniture and equipment	12,229	17,009
	$ 13,897	$ 25,916

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 495,394	$ 368,332
Wages payable	495,367	155,484
Accrued liabilities	142,198	24,281
Customer deposits	48,200	40,700
Accounts and notes payable to shareholder	154,000	136,616
Current portion of long-term debt	23,297	11,145
Notes payable to stockholders	80,000	66,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,470,264	834,366

Long-term debt	79,374	34,026

Commitments and contingencies	-	-

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 10,075,901 and 8,114,932
shares issued and outstanding	1,007	811
Additional paid-in capital	6,176,765	5,191,915
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(4,189,536)	(2,511,225)
Total stockholders' equity (Deficit)	(1,535,741)	(842,476)
	$ 13,897	$ 25,916

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2001 and 2000
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through December 31, 2001)

	2001	2000	Cumulative Through December 30, 2001
Revenues	$ -	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	583,078	714,361	1,297,439
Common stock and options issued for services --
Research and development	128,533	30,750	159,283
Other research and development	511,018	1,312,250	1,823,268
Other general and administrative (excluding
amounts applicable to stock and options issued for services each period)	374,636	410,519	785,155
	1,597,265	2,467,880	4,065,145

Loss from operations	1,597,265	2,467,880	4,065,145

Other income (expense):
Interest expense	(81,046)	(43,345)	(124,391)
Total other expense	(81,046)	(43,345)	(124,391)
Net loss	$(1,678,311)	$(2,511,225)	$(4,189,536)

Basic and diluted loss per common share	$ (0.19)	$ (0.33)

Weighted average common shares outstanding	8,946,366	7,632,907

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2001 and 2000
	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 1999 (Date of entrance as a development stage entity)	6,684,507	$ 668	$ 2,985,725	$(3,523,977)	$ (537,584)
Stock and warrants issued for cash	909,100	91	1,361,131	-	1,361,222
Shares issued to convert debt	200,000	20	99,980	-	100,000
Shares issued for services rendered	321,325	32	387,818	-	387,850
Stock options issued as compensation	-	-	357,261	-	357,261
Net loss	-	-	-	(2,511,225)	(2,511,225)
Balance, December 31, 2000	8,114,932	811	5,191,915	(6,035,202)	(842,476)
Stock and warrants issued for cash	306,500	31	153,004	-	153,035
Shares issued to convert accounts payable and debt	303,467	30	120,370	-	120,400
Shares issued for services rendered	1,351,002	135	605,467	-	605,602
Stock options issued as compensation	-	-	106,009	-	106,009
Net loss	-	-	-	(1,678,311)	(1,678,311)
Balance, December 31, 2001	10,075,901	$ 1,007	$ 6,176,765	$(7,713,513)	$(1,535,741)

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Entity)
Years Ended December 31, 2001 and 2000
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through December 31, 2001)

			Cumulative
			Through
	2001	2000	Deeember 31, 2001

Cash flows from operating activities:
Net loss	$(1,678,311)	$(2,511,225)	$(4,189,536)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,780	4,557	9,337
Shares issued for services	605,602	387,850	993,452
Stock options issued as compensation	106,009	357,261	463,270
Changes in operating assets and liabilities:
Accounts receivable	4,030	(4,030)	-
Accounts payable and accrued liabilities	706,146	320,484	1,026,630
Net cash used in operating activities	(251,744)	(1,445,103)	(1,696,847)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(14,169)	(14,169)

Cash flows from financing activities:
Net advances from shareholder	-	(96,388)	(96,388)
Sale of common shares	153,035	1,361,222	1,514,257
Net payments on long-term debt	-	(17,894)	(17,894)
Proceeds from notes payable to stockholders	95,500	66,000	161,500
Payments to former subsidiary	-	(238,192)	(238,192)
Net cash provided by financing activities	248,535	1,074,748	1,323,283

Net increase (decrease) in cash and cash equivalents	(3,209)	(384,524)	(387,733)

Cash at beginning of period	4,877	389,401	389,401

Cash at end of period	$ 1,668	$ 4,877	$ 1,668

Supplemental disclosure:
Total interest paid	$ -	$ 45,343	$ 45,343

Non-cash transactions:
During 2001, the Company issued $120,400 of common stock for conversion of accounts and note payable,
During 2000, the Company converted $100,000 of convertible debt to common stock.

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
Notes to Financial Statements
December 31, 2001 and 2000

1. Summary of Significant Accounting Policies

Description of Business

Capacitive Deionization Technology Systems, Inc. (formerly FarWest Group, Inc.), which does business as CDT Systems, Inc. (CDT Systems or the Company), is the successor company to FarWest Group, Inc. By proxy vote the shareholders of the company approved changing the name of FarWest Group, Inc. to Capacitive Deionization Technology Systems, Inc. at the July 31, 2001 annual shareholders meeting. The Amended Articles of Incorporation were then filed with the State of Nevada and the company's bylaws were also amended. FarWest Group, Inc. (the "Company"or "FarWest") was organized under the laws of the state of Nevada in July 1996 to serve as a water technology company dedicated to advanced water filtration and purification. In July 1996 the Company was acquired in a reverse acquisition by Pro Vantage Corporation ("Pro Vantage"), an inactive public company which had been incorporated in the state of Florida in 1992. FarWest was the surviving corporation. Concurrently, FarWest Pump Company ("Pump Company"), an Arizona Corporation, became a wholly owned subsidiary of the Company. The transaction with Pro Vantage was accounted for as a "reverse acquisition" whereby FarWest acquired Pro Vantage in a transaction accounted for as a purchase. The purchase price was determined based on the fair value of Pro Vantage's net assets at the date of acquisition. Because Pro Vantage had no assets or liabilities, the purchase price was determined essentially to be zero and no goodwill was recognized in the transaction. See Note 2 regarding the Company's sale of Pump Company to Pump Company management. After disposition of Pump Company, the Company is considered a development stage company.

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

The Company was funded initially through investment by its co-founder. Since 1998 funding has been through private placements.

The Company has been dependent upon the proceeds of private placements of the Company's securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or placement proceeds be insufficient to fund the Company's operations, the Company would require additional financing sooner than anticipated. Management is confident it will be able to continue obtaining equity investment through private placements, strategic alliances, joint ventures and convertible debt.

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

The Company recognizes the extent of the financial investment necessary to support current business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is negotiating the following additional options:

*	Additional strategic investment alliances
*	Expansion of current strategic and investment alliances
*	An industry specific joint venture
*	A joint venture with industry and government partners to accelerate pilot systems for the Powder River CBME Gas Wastewater Remediation Project

Management believes that the required funding for operations will be achieved during 2003. However, there is no assurance that such funding will be obtained in the time cycle required to support the Company's Business Plan.

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

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include valuation of common shares issued for compensation and services rendered.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed principally by the straight-line method based on the estimated useful lives of five to seven years.

Net Loss Per Common Share

The Company calculates net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company's potential dilutive securities are antidilutive, the accompanying presentation is only of basic loss per share. The numerator in the basic loss per share calculation is net loss. The denominator in the calculation is weighted average shares for each period.

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

The Company recorded $106,009 and $357,261 in expense during the years ended December 31, 2001 and 2000 under FASB Statement 123 for warrants issued to non-employees. The warrants were issued as services and financing costs in connection with certain sales of common stock of the Company. There is no future expense to be recorded in subsequent periods as of December 31, 2001. Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001: dividend yield of 0.0 percent; expected volatility of 237 percent; risk free interest rates of 4.5 percent; expected lives of one year and in 2000: dividend yield of 0.0 percent; expected volatility of 170 percent; risk free interest rates of 4.5 percent; expected lives of two to five years. Pro forma net loss for 2000 as if FASB 123 would have been utilized for employee options would have been $(2,595,007) ($.34 per share).

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

Research and Development

Research and development expenditures are expensed when incurred. Research and development expenses amounted to $639,551 and $1,343,000 for the years ended December 31, 2001 and 2000, respectively.

Implementation of New Financial Accounting Standards

Effective January 1,2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Other Hedging Activities", as amended by SFAS No. 137 and 138. The Company has no derivative instruments and thus is not affected by SFAS No. 133.

In June 2001, SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued. The Company presently has no goodwill or intangible assets and thus is not affected by SFAS 142.

2. Discontinued Operations

Pump Company was formed to provide drilling and pump services in Arizona and Western New Mexico. It includes an operating division, Arizona Well Services, which provided wholesale parts services to Pump and other companies.

In the fourth quarter of 1998 discussions were initiated with Pump Company management for the purchase of the Pump Company. In March 1999 the Company's Board of Directors agreed to sell Pump Company to Pump Company's management. In order to induce Pump Company management to assume the net liabilities of Pump Company, CDT agreed to pay Pump Company $70,000. In addition, on January 31, 2000, CDT paid $200,000 to Pump Company to satisfy a CDT payable to a stockholder who had assigned the receivable to Pump Company. The Company also assumed a note payable in the amount of approximately $63,000 in connection with the sale of Pump Company. The Company still owes $31,808 to Pump Company as of December 31, 2001.

3. Related Party Transactions

During October 2000, a principal shareholder and co-founder resigned as Chairman, Director and Chief Executive Officer ("CEO"). As part of the severance agreement, the Company agreed to pay the former CEO $11,000 per month for fourteen months and the Former CEO agreed to return 238,000 common shares of the Company. In addition, an account payable of $56,000 to the former CEO was cancelled. The payments to the former CEO have not begun and are included in accounts and notes payable to shareholder in the accompanying balance sheet at December 31, 2001. The Company has not yet received the shares from the former CEO.

4. Income Taxes

There were no significant temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $6,100,000 and $4,450,000 at December 31, 2001 and 2000, respectively. These carryforwards will expire, if not utilized, in 2012-2016.

The Company has deferred tax assets amounting to approximately $2,100,000 and 1,500,000 at December 31, 2001 and 2000, respectively, related to the net operating loss carryovers. The realization of the benefits from these deferred tax assets appears uncertain due to recurring net losses. Accordingly, a valuation allowance has been recorded which entirely offsets the deferred tax assets at the end of each period.

5. Long-term Debt, Notes Payable and Convertible Debt

As explained in Note 2, the Company has assumed a note in connection with the sale of the Pump Company. The 8% note is payable $1,200 per month, including interest, through February 2005 and is collateralized by real property owned by Pump Company. Additionally, the Company has borrowed $57,500 under convertible debt agreements, convertible to 170,444 shares of common stock at December 31, 2001. Following are the scheduled maturities of the debt principal:

2002	23,297
2003	50,661
2004	28,713
$102,671

The Company has also borrowed $154,000 from certain shareholders. The notes are past due as of December 31, 2001.

6. Capital Stock

The Company issued 306,500 shares and warrants for cash of $153,035 ($.50 per share) at various dates during 2001 in a private placement.

During 2000, the Company issued common shares and warrants for cash as follows:

	Date	No. of Shares	Price Per Share	Amount
Private placement	February-00	328,500	$2.00	$ 657,000
Private placement	April-00	371,100	$1.60	592,000
Cost of issue	April-00			(75,000)
Private placement	September-00	7,500	$0.50	3,750
Private placement	Oct/Nov-00	147,000	$0.50	73,472
Private placement	December-00	55,000	$2.00	110,000

		909,100		$ 1,361,222

The Company has issued stock options and warrants to nonemployees. A summary of the status of stock options and warrants is set forth below:

	Year Ended December 31,
	2001			2000
	Shares	Wgt. Avg. Exercise Price	Price Range	Shares	Wgt. Avg. Exercise Price	Price Range
Outstanding, beginning	1,908,333	$ 1.03	$.33-$2.50	410,000	$ 0.82	$.33-$2.00
Granted	739,000	$ 0.72	$.33-$2.00	1,498,333	$ 1.09	$.33-$2.50
Exercised	(374,997)	$ 0.33	$0.33-$.50	-	$ -	$ -
Outstanding, ending	2,272,336	$ 1.00	$.33-$2.50	1,908,333	$ 1.03	$.33-$2.50
Options exercisable, ending	1,947,315	$ 1.11	$.33-$2.50	1,541,665	$ 1.04	$.33-$2.50

The weighted average grant date fair value of options issued during the period ended December 31, 2001 and 2000 was $.39 and $.31, respectively.

Compensation expense for common shares issued to non-employees is recognized in accordance with Statement of Financial Accounting Standards No. 123 based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the years ended December 31, 2001 and 2000, the Company utilized the fair value of the equity instruments issued to recognize expense for shares issued to non-employees.

Following is a summary of the common shares issued for services rendered during the years ended December 31, 2001 and 2000:

	Date	Number of Shares	Expense
Board of Directors	Feb-01	133,332	$ 53,333
Professional services	Jan - Mar - 01	102,000	46,600
Professional services	April/May - 01	204,000	102,000
Professional services	July - Sept - 01	241,333	90,400
Professional services	Oct - Dec - 01	670,337	13,269

Total issued in 2001		1,351,002	$ 605,602

		Number
	Date	of Shares	Expense
Professional services	Jan/Feb - 00	88,025	$ 158,423
Professional services	Apr/Jun - 00	145,400	127,977
Professional services	Aug - 00	57,500	86,250
Professional services	Oct/Dec - 00	30,400	15,200

Total issued in 2000		321,325	$ 387,850

7. Commitments and Contingencies

Lease Commitments

The Company leases office space on a month-to-month basis. Rent expense for the years ended December 31, 2001 and 2000 amounted to $50,450 and $20,042, respectively.

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

Litigation

Three former employees of the Company's former subsidiary, FarWest Pump Co., filed a lawsuit in Maricopa County Superior Court alleging the Company failed to pay them certain wages and provide them with stock options. The former subsidiary of the Company, FarWest Pump, Inc., also entered the lawsuit and asserted various claims against the three former employees and their new employer, Duncan Pump, Inc., including conversion, civil conspiracy, wrongful interference with contractual relationships, and violation of trade secrets.

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

The three ex-employees appealed the Superior Court's decision on all counts: During 2001 the Company vigorously contested the action. In January 2002 the Superior Court of Arizona Maricopa County granted the Company's request for a Summary Judgment on all monetary claims of the three ex-employees and granted summary judgment on the stock option claims for two ex-employees with stock option claims of 550,000. The Plaintiffs' filed a motion to amend the Judgment on behalf of the ex-employees. The Court on April 29, 2002 declined to set oral arguments and therefore, ruled, "It Is Ordered" denying Plaintiffs' Motion to Amend Judgment.

In the first quarter of 2003, the third ex-employee agreed to a negotiated settlement whereby the Company will issue the ex-employee Rule 144 common stock. The Company completed the transaction, whereby the Rule 144 restriction was removed from the shares. The ex-employee has quarterly limitation on the amount of shares which can be sold.

The Plaintiffs again filed an appeal to review the statue of limitations ruling. On August 21, 2003, the Court of Appeals for the State of Arizona, Division One, found in favor of the Company on the basis that the plaintiffs' claims were time barred pursuant to Arizona Revised Statutes. The Court of Appeals also found that the Company, as the prevailing party, is entitled to certain costs in its appeals process. The plaintiffs' only remaining appeal process was to the Arizona Supreme Court. The time for the filing of a motion for reconsideration or petition for review has expired.