Form 10QSB/A
period 2002-03-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1098584

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

This Quarterly Report on Form 10-QSB/A is intended to amend and restate Part I in its entirety and Part II relating to Exhibits of the Company's Quarterly Report for March 31, 2002 on Form 10-QSB, as amended. The financial statements have been adjusted to reflect that the Company is a development stage entity and to reflect certain adjustments made to the balance sheets from 2001. The Company is also filing two exhibits for certifications now required by Sarbanes-Oxley Act of 2002.

Capacitive Deionization Technology Systems, Inc.

Index
Part I	Financial Information

	Item 1	Financial statements

Balance Sheets as of March 31, 2002 and
December 31, 2001

Statements of Operations for the three
months ended March 31, 2002 and 2001 and Cumulative Through March 31, 2002

Statements of Cash Flows for the three
months ended March 31, 2002 and 2001 and Cumulative Through March 31, 2002

Notes to Financial Statements

	Item 2	Management's discussion and analysis
of Financial Condition and Results
of Operations
	Item 3	Controls and Procedures

Part II	Other Information

	Item 2	Changes in Securities and Use of Proceeds
	Item 6	Exhibits and Reports on Form 8-K

Signature Page

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	March 31	December 31,
	2002	2001
Current assets:	(Unaudited)	(Audited)
Cash	$ 17,230	$ 1,668

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(14,265)	(13,065)
Total furniture and equipment	11,029	12,229
	$ 28,259	$ 13,897

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 481,762	$ 495,394
Wages payable	575,194	495,367
Accrued liabilities	145,297	142,198
Customer deposits	68,200	48,200
Accounts and notes payable to shareholder	154,000	154,000
Current portion of long-term debt	24,497	23,297
Notes payable to outside stockholders	80,000	80,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,560,758	1,470,264

Long-term debt	76,174	79,374

Commitments and contingencies	-	-

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 10,927,520 and 10,075,901
shares issued and outstanding	1,092	1,007
Additional paid-in capital	6,628,590	6,176,765
Note receivable issued for stock	(175,000)	-
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(4,539,378)	(4,189,536)
Total stockholders' equity (deficit)	(1,608,673)	(1,535,741)
	$ 28,259	$ 13,897

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2002 and 2001
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through March 31, 2002)
(Unaudited)

			Cumulative
			Through
	2002	2001	March 31, 2002
Revenues	$ -	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	107,410	87,700	1,404,849
Common stock and options issued for services --
Research and development	17,000	12,233	176,283
Other research and development	132,781	140,736	1,956,049
Other general and administrative (excluding
amounts applicable to stock and options issued for services each period)	72,089	12,660	857,244
	329,280	253,329	4,394,425

Loss from operations	(329,280)	(253,329)	(4,394,425)

Other income (expense):
Interest expense	(20,562)	(2,309)	(144,953)
Total other expense	(20,562)	(2,309)	(144,953)
Net loss	$ (349,842)	$ (255,638)	$(4,539,378)

Basic and diluted loss per common share	$ (0.03)	$ (0.03)

Weighted average common shares outstanding	10,634,187	8,347,020

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Entity)
Three Months Ended March 31, 2002 and 2001
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through March 31, 2002)
(Unaudited)

			Cumulative
			Through
	2002	2001	March 31, 2002
Cash flows from operating activities:
Net loss	$ (349,842)	$ (255,638)	$(4,539,378)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,200	1,197	10,537
Shares issued for services	124,410	99,933	1,117,862
Stock options issued as compensation	-	-	463,270
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	139,294	94,606	1,165,924
Net cash used in operating activities	(84,938)	(59,902)	(1,781,785)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	-	-	(17,894)
Payments to former subsidiary	-	-	(238,192)
Sale of common shares	102,500	24,985	1,616,757
Proceeds (payments) - notes payable to stockholders	(2,000)	31,000	159,500
Net cash provided by financing activities	100,500	55,985	1,423,783

Net increase (decrease) in cash and cash equivalents	15,562	(3,917)	(372,171)

Cash at beginning of period	1,668	4,877	389,401

Cash at end of period	$ 17,230	$ 960	$ 17,230

Supplemental disclosure:
Total interest paid	$ -	$ -	$ 45,343

Non-cash transactions:
During 2001, the Company issued $34,400 of common stock for accounts payable.
During 2002, the Company issued 350,000 common shares for a note receivable of $175,000 and
100,000 common shares for $50,000 in accounts payable.

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

     The Company recognizes the extent of the financial investment necessary to support current business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is negotiating the following additional options:

* Additional strategic investment alliances.
* Expansion of current strategic and investment alliances.
* An industry specific joint venture.
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

The Company issued no options or warrants to employees during the quarters ended March 31, 2002 and 2001.

Item 2. Management's discussion and analysis of financial condition and results of operations.

Results of operations.

          The Company did not recognize any revenue during the periods ending March 31, 2002 or 2001. Operating expenses were $329,280 compared to the first quarter of 2001 operating expenses of $253,329. Research and development expenditures for the quarter increased from $136,469 in the first quarter of 2001 to $149,781 in the first quarter 2002. The increase in operating expenses was primarily due to an increase in legal fees.

     During the first quarter 2002, a private placement of 555,000 shares of the Company's Rule 144 common stock was completed providing the Company $102,500 in cash and a note receivable of $175,000. The Company issued 100,000 shares to settle accounts payable totaling approximately $50,000. Further, the Company issued 196,619 shares for services provided.

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

PART II

Item 2. Changes in Securities and Use of Proceeds

During the first quarter 2002, a private placement of 555,000 shares of the Company's Rule 144 common stock was completed providing the Company $102,500 in cash and a note receivable of $175,000. The Company issued 100,000 shares to settle accounts payable totaling approximately $50,000. Further, the Company issued 196,619 shares for services provided.

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

Capacitive Deionization Technology Systems, Inc.

/s/ Dallas Talley
Dallas Talley
Chairman of the Board,
Chief Executive Officer

/s/ Phil Marshall
Phil Marshall
Chief Financial Officer

Dated: November 13, 2003

Exhibit No.	EXHIBIT INDEX Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002