Form 10QSB/A
period 2002-06-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1098584

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

This Quarterly Report on Form 10-QSB/A is intended to amend and restate Part I in its entirety and Part II relating to Exhibits of the Company's Quarterly Report for June 30, 2002 on Form 10-QSB, as amended. The financial statements have been adjusted to reflect that the Company is a development stage entity, to reflect certain adjustments made to the balance sheets from 2001 and to reflect an adjustment made in the second quarter of 2002 to increase expense by $25,770 for certain options issued by the Company. The Company is also filing two exhibits for certifications now required by Sarbanes-Oxley Act of 2002.

Capacitive Deionization Technology Systems, Inc.

Index
Part I	Financial Information

	Item 1	Financial statements

Balance Sheets as of June 30, 2002 and
December 31, 2001

Statements of Operations for the three and six
months ended June 30, 2002 and 2001 and Cumulative Through June 30, 2002

Statements of Cash Flows for the six
months ended June 30, 2002 and 2001 and Cumulative Through June 30, 2002

Notes to Financial Statements

	Item 2	Management's discussion and analysis
of Financial Condition and Results
of Operations
	Item 3	Controls and Procedures
Part II	Other Information
	Item 2	Changes in Securities and Use of Proceeds
	Item 6	Exhibits and Reports on Form 8-K

Signature page

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	June 30,	December 31,
	2002	2001
Current assets:	(Unaudited)	(Audited)
Cash	$ 300	$ 1,668

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(15,462)	(13,065)
Total furniture and equipment	9,832	12,229
	10,132	$ 13,897

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 519,178	$ 495,394
Wages payable	653,194	495,367
Accrued liabilities	145,297	142,198
Customer deposits	68,200	48,200
Severance payable to shareholder	154,000	154,000
Current portion of long-term debt	25,697	23,297
Notes payable to outside stockholders	80,800	80,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,678,174	1,470,264

Long-term debt	74,974	79,374

Commitments and contingencies	-	-

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 11,237,520 and 10,075,901
shares issued and outstanding	1,124	1,007
Additional paid-in capital	6,783,228	6,176,765
Note receivable issued for stock	(175,000)	-
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(4,828,391)	(4,189,536)
Total stockholders' equity (Deficit)	(1,743,016)	(1,535,741)
	$ 10,132	$ 13,897

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2002 and 2001
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through June 30, 2002)
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		Through
	2002	2001	2002	2001	June 30, 2002

Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	117,170	77,485	224,580	165,185	1,522,019
Common stock and options issued for services --
Research and development	18,500	24,500	35,500	36,733	194,783
Other research and development	100,680	101,215	233,461	241,951	2,056,729
Other general and administrative (excluding
amounts applicable to stock and options issued for services each period)	52,100	151,649	124,189	164,309	909,344
	288,450	354,849	617,730	608,178	4,682,875

Loss from operations	(288,450)	(354,849)	(617,730)	(608,178)	(4,682,875)

Other income (expense):
Interest expense	(563)	(8,359)	(21,125)	(10,668)	(145,516)
Total other expense	(563)	(8,359)	(21,125)	(10,668)	(145,516)
Net loss	$ (289,013)	$ (363,208)	$ (638,855)	$ (618,846)	$(4,828,391)

Basic and diluted loss per common share	$ (0.03)	$ (0.04)	$ (0.06)	$ (0.07)

Weighted average common shares outstanding	11,127,520	8,508,731	10,880,853	8,527,875

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Entity)
Six Months Ended June 30, 2002 and 2001
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through June 30, 2002)
(Unaudited)

			Cumulative
			Through
	2002	2001	June 30, 2002

Cash flows from operating activities:
Net loss	$ (638,855)	$ (618,846)	$(4,828,391)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,397	2,397	11,734
Shares issued for services	260,080	201,918	1,253,532
Stock options issued as compensation	-	-	463,270
Changes in operating assets and liabilities:
Accounts receivable	-	4,030	-
Accounts payable and accrued liabilities	264,709	303,748	1,291,339
Net cash used in operating activities	(111,669)	(106,753)	(1,808,516)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	-	-	(17,894)
Payments to former subsidiary	-	-	(238,192)
Sale of common shares	111,501	54,485	1,625,758
Proceeds (payments) - notes payable to stockholders	(1,200)	48,000	160,300
Net cash provided by financing activities	110,301	102,485	1,433,584

Net increase (decrease) in cash and cash equivalents	(1,368)	(4,268)	(389,101)

Cash at beginning of period	1,668	4,877	389,401

Cash at end of period	$ 300	$ 609	$ 300

Supplemental disclosure:
Total interest paid	$ -	$ -	$ 45,343

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
* Potential financing of manufacturing and infrastructure in North Texas with a government entity.
* An ethnic group, which is evaluating financing a local manufacturing facility including capital equipment and the first year's working capital.
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

The Company issued no options or warrants to employees during the periods ended June 30, 2003 and 2002.

Item 2 Management's discussion and analysis of financial condition and results of operations.

Results of operations.

    The Company did not recognize any revenue during the periods ending June 30, 2002 or 2001. Operating expenses for the six months ending June 30, 2002 were $617,730 compared to $608,178 for the six months ending June 30, 2001; however, the operating expenses for the second quarter 2002 were approximately 19% less than for the second quarter 2001, with a reduction of over $66,000. Research and development for the period ending June 30, 2001 decreased from $278,684 in 2001 to $268,961 for the second quarter 2002.

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

Part II Other Information

Item 2. Changes in Securities and Use of Proceeds

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

Item 6. Exhibits and Reports of Form 8-K.

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