Form 10QSB/A
period 2002-09-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1098584

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

This Quarterly Report on Form 10-QSB/A is intended to amend and restate Part I in its entirety and Part II relating to Exhibits of the Company's Quarterly Report for March 31, 2002 on Form 10-QSB, as amended. The financial statements have been adjusted to reflect that the Company is a development stage entity, to reflect certain adjustments made to the balance sheets from 2001, to reflect an adjustment made in the second quarter of 2002 to increase expense by $25,770 for certain options issued by the Company and to record adjustments to increase expense in the third quarter of 2002 amounting to $94,950, reflecting a writedown of inventory of $8,700 and a reinstatement of certain liabilities to consultants which had been written off amounting to $86,250. The Company is also filing two exhibits for certifications now required by Sarbanes-Oxley Act of 2002.

Capacitive Deionization Technology Systems, Inc.

Index
Part I	Financial Information
	Item 1	Financial statements
Balance Sheets as of September 30, 2002 and
December 31, 2001
Statements of Operations for the three and nine
months ended September 30, 2002 and 2001 and Cumulative Amounts Through September 30, 2002
Statements of Cash Flows for the nine
months ended September 30, 2002 and 2001 and Cumulative Amounts Through September 30, 2002
Notes to Financial Statements
	Item 2	Management's discussion and analysis
of Financial Condition and Results
of Operations
	Item 3	Controls and Procedures
Part II	Other Information
	Item 2	Changes in Securities and Use of Proceeds
	Item 6	Exhibits and Reports on Form 8-K
Signature page

Part I Financial Information
Item 1 Financial Statements

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	September 30,	December 31,
	2002	2001
Current assets:	(Unaudited)	(Audited)
Cash	337	1,668
Inventory	10,500	-
Cash	10,837	1,668

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(16,458)	(13,065)
Total furniture and equipment	8,836	12,229
	19,673	$ 13,897

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 569,965	$ 495,394
Wages payable	645,360	495,367
Accrued liabilities	145,297	142,198
Customer deposits	93,700	48,200
Severance payable to shareholder	154,000	154,000
Current portion of long-term debt	26,000	23,297
Notes payable to outside stockholders	70,000	80,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,736,130	1,470,264

Long-term debt	87,671	79,374

Commitments and contingencies	-	-

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 12,132,104 and 10,075,901
shares issued and outstanding	1,214	1,007
Additional paid-in capital	7,023,847	6,176,765
Note receivable issued for stock	(175,000)	-
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(5,130,212)	(4,189,536)
Total stockholders' equity (Deficit)	(1,804,128)	(1,535,741)
	$ 19,673	$ 13,897

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2002 and 2001
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through September 30, 2002)
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	September 30,		September 30,		Through
	2002	2000	2002	2000	September 30, 2002

Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	80,175	68,600	304,755	233,787	1,602,194
Common stock and options issued for services --
Research and development	24,700	21,800	60,200	58,533	219,483
Other research and development	153,910	51,332	387,371	330,016	2,210,639
Other general and administrative (excluding
amounts applicable to stock and options issued for services each period)	41,213	117,812	165,402	245,388	950,557
	299,998	259,544	917,728	867,724	4,982,873

Loss from operations	(299,998)	(259,544)	(917,728)	(867,724)	(4,982,873)

Other income (expense):
Interest expense	(1,823)	(14,439)	(22,948)	(25,107)	(147,339)
Total other expense	(1,823)	(14,439)	(22,948)	(25,107)	(147,339)
Net loss	$ (301,821)	$ (273,983)	$ (940,676)	$ (892,831)	$(5,130,212)

Basic and diluted loss per common share	$ (0.03)	$ (0.03)	$ (0.08)	$ (0.10)

Weighted average common shares outstanding	11,736,993	9,064,620	11,166,233	8,706,790

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Entity)
Six Months Ended September 30, 2002 and 2001
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through September 30, 2002)
(Unaudited)

			Cumulative
			Through
	2002	2001	September 30, 2002
Cash flows from operating activities:
Net loss	$ (940,676)	$ (892,831)	$(5,130,212)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,393	2,397	12,730
Shares issued for services	364,955	292,318	1,358,407
Stock options issued as compensation	-	-	463,270
Changes in operating assets and liabilities:
Accounts receivable	-	4,030	-
Inventory	(10,500)	(12,792)	(10,500)
Accounts payable and accrued liabilities	416,497	409,342	1,443,127
Net cash used in operating activities	(166,331)	(197,536)	(1,863,178)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Net advances from shareholder	-	-	(96,388)
Payments to former subsidiary	-	-	(238,192)
Sale of common shares	154,000	116,485	1,668,257
Additions/payments on long-term debt	13,000	-	(4,894)
Proceeds from (payments) on notes payable to stockholders	(2,000)	76,500	159,500
Net cash provided by financing activities	165,000	192,985	1,488,283

Net increase (decrease) in cash and cash equivalents	(1,331)	(4,551)	(389,064)

Cash at beginning of period	1,668	4,877	389,401

Cash at end of period	$ 337	$ 326	$ 337

Supplemental disclosure:
Total interest paid	$ -	$ -	$ 45,343

Non-cash transactions:
During 2001, the Company issued $79,400 of common stock for accounts payable, $20,000 for prepaid expense and $14,000 for notes payable.
During 2002, the Company issued 361,334 shares of common stock for $143,334 of accounts payable and $10,000 of notes payable.
During 2002, the Company issued 350,000 shares of common stock for a $175,000 note receivable.

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
* Equity and convertible debt transaction with international groups, as well as, with a leading U.S. financial institution.
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

The Company issued no options or warrants to employees during the periods ended September 30, 2002 and 2001.

Item 2 Management's discussion and analysis of financial condition and results of operations.

Results of operations.

     Operating expenses for the nine months ended September 30, 2002 were $917,728 compared to $867,724 the nine months ended September 30, 2001. Research and development expenses for the third quarter 2002 increased 145% compared to the third quarter 2001; this increase was a result of accelerated developmental testing with strategic alliance partners.

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