Form 10KSB/A
period 2002-12-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1098584

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

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
$.0001 par value common stock
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                      Yes   X       No

     Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Act). Yes No X

State issuer's revenues for its most recent fiscal year None .

     The aggregate market value of voting stock of the Registrant held by non-affiliates, computed by reference to the closing price of such stock on June 28, 2002, was approximately $1,460,347. For purposes of this computation, all executive officers, directors and ten percent (10%) beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and ten percent (10%) beneficial owners are affiliates.

State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

(As of October 31, 2003) 15,953,051 shares

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10- KSB (e.g., Part I, Part II, etc.) into which the documents incorporate: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification Transitional Small Business Disclosure Format (Check one). Yes ___; No __X_.

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

In March of 1999, the FarWest's Board of Directors agreed to accept an offer from Pump Company management to acquire the outstanding shares of Pump Company. The stock sales agreement was closed in November 1999 for deferred payments totaling $270,000, which was to be paid to the Pump Company for assuming all existing liabilities. On January 31, 2000, CDT Systems, Inc. paid $200,000 to Pump Company to satisfy a CDT Systems, Inc. payable to a stockholder who had previously assigned the receivable to Pump Company. The Company also assumed a note payable in the amount of approximately $63,000 of which $45,171 remains outstanding in connection with the sale of Pump Company. The Company still owes $31,808 to Pump Company as of December 31, 2002.

Technology

In January 1997, the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology (CDT). (That technology is described below.) The manufacturing and marketing license is effective for the life of the patents (up to 17 years), with most such patents expiring by the year 2016. To maintain the license the Company must make contracted minimum annual royalty payments to Lawrence Livermore, in the amount of $25,000 per year. The agreement provides that Lawrence Livermore can terminate the license agreement in the event that the Company fails to perform its obligations under the agreement by giving the Company (sixty) 60 days written notice within which to cure its obligations under the license agreement. The Company has never received such a notice from Lawrence Livermore. The Company will owe Lawrence Livermore royalty payments varying from one (1%) percent of product revenue to a maximum of five (5%) percent of product revenue. The variation is determined by the volume of sales, as well as the use of different portions of the Lawrence Livermore technology which the Company includes in the products. The Company is also liable to reimburse Lawrence Livermore for foreign patent filing fees. These fees are incurred by Lawrence Livermore as patents are filed and renewed in foreign countries. Although the Company is the only licensee for water applications using the carbon aerogel technology which is the basis of the Company's capacitive deionization technology, the license is non-exclusive in that Lawrence Livermore could license other entities to use some or all of the technology covered by the existing license with the Company; however, the Company has initiated discussions with Lawrence Livermore which would modify the agreement to expand the licensed technology as well as exclusive "fields of use." The Company originally named its product a "brick", but in 2003, has filed an application to trademark the name "AquaCell TM ".

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

Development

Since 1997, The Company has increased the cost-effectiveness of the original aerogel product by a factor of more than fifteen. The Company had research and development expenses totaling $310,000 for the year ending December 31, 2002, and $640,000 for the year ending December 31, 2001. Since licensing the technology the Company has spent over six million dollars in Research and Development, manufacturing processes, and automation design. Technology test results confirm that its current version of the CDT product is competitive with other water remediation methods, primarily for brackish water [up to 12,000 parts per million total dissolved solids (TDS)], specifically in regards to its low power, operating and maintenance cost advantages. In laboratory and pilot tests CDT has proven to be a competitive technology for pure and ultra pure water requirements. With typical pure and ultra pure source water inputs of fewer than 1000 parts per million TDS, CDT's operating efficiency and cost of operations provides an economically effective solution for these applications. CDT, as developed by the Company, has been favorably reviewed by Lawrence Livermore, the World Bank, international universities, and several large companies familiar with reverse osmosis and other water treatment systems. Officials from foreign governments such as Australia, Jordan, South Africa, and Vietnam have indicated an interest in the Company's technology and the response from those government officials, as well as the interest in the technology shown by multi-national companies, has confirmed the competitive position of the technology. The Company believes that CDT is the leading economically viable technological alternative to reverse osmosis, the most widely used system, for a broad spectrum of large-scale brackish water and industrial pure and ultra-pure applications.

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

Potential users of the Company's technology also include corporations in the United States and throughout the world that require water purification and filtration. CDT has gained recognition as a leading technology for the conversion of brackish water to potable and agriculture water. The technology also has market applications in industries such as electronic manufacturing, food processing, medical and pharmaceutical manufacturing and multiple wastewater treatment applications. CDT Systems will concentrate on water industry seminar presentations, technology papers and technology demonstrations, including providing laboratory configuration CDT AquaCellsTM, to reach target markets. CDT is capable of treating a wide range of water inputs and has the unique capability to provide with a single CDT system a programmable range of outputs. These include purified water for human consumption, agriculture and irrigation applications, or pure and ultra-pure water for industrial and medicinal use. CDT is not confined to a particular niche in the water treatment industry.

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

In October 2003, the Company completed a Joint Venture Agreement ("JV Agreement") with Air Water, Inc. of Osaka, Japan. Air Water currently holds 250,000 shares of the Company's common stock resulting from a $500,000 investment in 2000 and has ongoing development programs with the Company. The JV Agreement provides for Air Water to make a $250,000 investment and the Company to provide technology to the Joint Venture. Air Water will own 67% and the Company 33% of the Joint Venture. The Joint Venture will initially assemble AquaCells in Japan with carbon aerogel provided by the Company. If approved by the U.S. government, the Joint Venture would have first right of refusal to establish a turnkey manufacturing facility.

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

Discontinued Operations - Well Drilling Pump and Services

FarWest Pump Company was formed in 1986 to provide drilling and pump services in Arizona and Western New Mexico. It included an operating division, Arizona Well Services, which provided wholesale parts services to FarWest Pump and other clients. In the fourth quarter of 1998, the Company's Board of Directors initiated discussions with Pump Company management for the purchase of Pump Company. In March 1999, the Company's Board of Directors agreed to sell FarWest Pump to the Pump Company's management. The contract was executed in November 1999, whereby the Pump Company Management team acquired the stock of FarWest Pump for deferred guaranteed payments from the Company of two hundred seventy thousand ($270,000) dollars. This amount was consideration for Pump Company Management assuming the net liabilities (over $650,000) of the Pump Company. In January 2000, CDT paid $200,000 to Pump Company to satisfy a CDT payable to a stockholder who had assigned the receivable to Pump Company. The Company also assumed a note payable in the amount of approximately $63,000 ($45,171 current balance) in connection with the sale of Pump Company. The Company still owes $31,808 to Pump Company as of December 31, 2002.

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

Item 3: Legal Proceedings.

There were no new legal proceedings instituted by or against the Company during 2002. The following proceedings were instituted in the year 1999.

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

In the first quarter of 2003, the third ex-employee agreed to a negotiated settlement whereby the Company will issue the ex-employee Rule 144 common stock. The Company completed the transaction, whereby the Rule 144 restriction was removed from the shares. The ex-employee has quarterly limitation on the amount of shares which can be sold. The resultant liability for the value of the settlement shares was accrued at December 31, 2002.

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

Item 4: Submission of Matters to a Vote of Security Holders.

Two items were submitted during 2001 to a vote of security holders, through solicitation of proxies. First was ratification of the Company's name change from FarWest Group, Inc. to Capacitive Deionization Technology Systems, Inc. (CDT Systems, Inc.). The second was for approval of the 2001 stock option plan that included up to 1,200,000 shares. Both items were approved by stockholders. Prior to 2002, the Company filed all quarterly and annual reports on a timely basis since the Company's initial filing of its Form 10SB in November 1999. However, the 10KSB for the year 2001 was delayed due to the changing of auditors as described in the April 17, 2002 8K filing. The 10KSB for 2002 was delayed due to obligations to the previous auditors and a prepayment requirement to Weaver and Tidwell, the new auditors. The public may read and copy any material files with the SEC at the SEC's Public Relations Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Company has become an electronic filer and, as such, all items filed by the Company with the SEC which contain reports, information statements, and other information regarding issuers that file electronically with the SEC will be available at the SEC's website. That site is available at http://www.sec.gov. The Company also maintains an Internet site, which contains information about the Company. The site is available at http://www.CDTWater.com.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters.

Stock Prices and Dividend Information

The Common shares of the Company traded on the NASDAQ Over-the-Counter market under the trading symbol "FWST" from July 1996 through December 2, 1999, at which time the Company's shares were removed from the NASDAQ Over-the-Counter system and began to trade in the "pink sheets." The following NASDAQ supplied table sets forth for the period indicated the high and low bid prices during the period from January 1, 2001 to December 31, 2002. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. For current price information, CDT Systems shareholders are encouraged to consult publicly available sources. The current trading symbol is CDTN.

2002	High	Low
First Quarter	1.70	.60
Second Quarter	.82	.30
Third Quarter	.96	.17
Fourth Quarter	1.01	.40

2001	High	Low
First Quarter	7/8	13/32
Second Quarter	11/16	5/16
Third Quarter	21/32	1/4
Fourth Quarter	2 3/16	9/32

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

The Company did not recognize any revenue through 2002 although additional pilot contracts were received during the period. The Company currently is negotiating additional contracts for both pilot and production systems. The Company continues to emphasize domestic and international strategic alliances.

The Company was funded initially through the merger with the Pump Company and an investment by the co-founder. Since 1998 funding has been from private placements, strategic alliances, debt financing and debt conversions. These transactions have provided more than $7,000,000 working capital and services with a significant amount of these funds resulting from strategic alliances with ABB and Air Water Inc.

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

As previously indicated, utilization of the Company's CDT technology will require the establishment of a carbon aerogel production facility to produce CDT systems for clients which incorporate carbon aerogel-based capacitive deionization technology. The Company plans to complete a 160,000 square foot production facility in Texas. The manufacturing facility capital equipment requirements during the first two years will total approximately $13 million. Combined with working capital requirements, total funds of $19 million will be required. The Company has incentive commitments for approximately $7 million of the required $13 million for the manufacturing capital equipment.

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

Item 7: Financial Statements.

Information required by this item appears in the Financial Statements and Auditor's Report for CDT Systems Inc. for December 31, 2002 and 2001 as listed under Item 13.

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

In April 2002, the Company's Board of Directors voted to change the Company's auditors. At that time, Jackson and Rhodes resigned as the Company's auditors and the Company executed an engagement letter with Weaver and Tidwell, LLP to become the Company's auditor effective for the year 2001 audit. This agreement was extended by the Company's Board of Directors to include years 2002 and 2003. The supportive information was filed with an 8K on April 17, 2002 and is available on the SEC's Edgar Website. Weaver and Tidwell LLP's opinion on the financial statements for the years 2002 and 2001 are part of this filing.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

(Also reference Item 11.)

Item 10: EXECUTIVE COMPENSATION

Executive Name and Principal Position

Dallas Talley -	Chairman, CEO (and acting CFO until July 2003)
Chris Sheppard -	Chief Technology Officer
Clark Vaught -	Former Chairman, CEO, Resigned October 30, 2000

Name	Year	Compensation	Non-Cash Compensation (1)	Total Compensation
Dallas Talley	2002	$ 15,473	$ 52,500	$ 67,973
Dallas Talley	2001	$ 0	$ 0	$0
Chris Sheppard	2001	$ 0	$ 50,000	$ 50,000

(1)	Represents the issuance of common stock in satisfaction of unpaid compensation.

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

Item 11: Security Ownership and Certain Beneficial Owners and Management

Directors and Officers of Registrant

The following persons served as directors of the Company for the year ending December 31, 2001:
[Shares issued as of December 31, 2001 totaled 10,275,901.]

Name and Age	Position	Director Since	Shares Beneficially Owned	% of Stock
Dallas Talley (69)	Chairman, CEO, Chief Financial Officer	1998	643,373 (1)	6.05
Chris Sheppard (45)	Vice President, Chief Technology Officer	1997	450,000 (2)	4.23
Thomas Friezen (44)	Chairman Audit Committee	1997	406,800 (3)	3.83
Takeshi Ogata (64)	Director	2000	110,000 (3)	1.03
Ann Heywood (57)	Chairman Compensation Committee	2000	100,000 (3)	0.94
Robert Blaney (48)	Director	2001	100,000 (3)	0.94
Joe R. Brooks (74)	Non-voting Secretary	1999	31,300	0.29

Advisory Board

Members of the Advisory Board for the year ending 12-31-01 include:

Name	Position	Member Since	Shares Beneficially Owned	% of Stock
Robert Gary	Chairman	2000	201,560 (3)	1.90
Chester Nosal	Member	2000	475,960 (3)	4.48
John Vanderveld	Member	2001	75,000 (3)	0.71
Tommy Thompson	Member	Dec. 2001	75,000 (3)	0.71

All current executive officers, Board of Directors and Advisory Board members as a group			2,668,993	25.12

(1)	Includes 37,400 shares held by Ms. Sherry Talley, Mr. Talley's wife.
(2)	Includes 20,000 shares held by Mr. Sheppard's wife.
(3)	Includes unexercised options.

Beneficial Owners:

Name	Number of Shares	% of Stock
ABB, Inc	500,000	4.71
Clark Vaught	2,541,000	23.91

Total Officers, Directors and Beneficial Owners	5,709,993	53.73

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

Item 13: Exhibits and Reports on Form 8-K.

1. Financial Statements
Financial Statements of CDT Systems, Inc.

(i)	Independent Auditor's Report

(ii)	Balance Sheets as of December 31, 2002 and 2001

(iii)	Statements of Operations for the years ended
December 31, 2002 and 2001 and Cumulative Amounts Through December 31, 2002

(iv)	Statements of Changes in Stockholder's Equity (Deficit)
for the years ended December 31, 2002 and 2001 and Cumulative Amounts Through December 31, 2002

(v)	Statement of Cash Flows for the years
ended December 2002 and 2001 and Cumulative Amounts Through December 31, 2002

(vi)	Notes to Financial Statements

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

(b). Reports on 8-K

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 has been signed by the following persons in the capacities indicated on the 13th day of November 2003.

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
Robert Blaney

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Capacitive Deionization Technology Systems, Inc.

We have audited the accompanying balance sheets of Capacitive Deionization Technology Systems, Inc. (formerly FarWest Group, Inc.) ("the Company") (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from January 1, 2000 (date entered development stage) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capacitive Deionization Technology Systems, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2000 (date entered development stage) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WEAVER & TIDWELL, L.L.P.

Dallas, Texas
October 3, 2003

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS
December 31, 2002 and 2001
Assets

	2002	2001
Current assets:
Cash	$ 729	$ 1,668
Inventory	10,500	-
Total current assets	11,229	1,668

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(17,065)	(13,065)
Total furniture and equipment	8,229	12,229
	$ 19,458	$ 13,897

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 435,374	$ 495,394
Wages payable	738,249	495,367
Accrued liabilities	205,108	142,198
Customer deposits	93,700	48,200
Accounts and notes payable to shareholder	154,000	154,000
Current portion of long-term debt	90,671	23,297
Notes payable to stockholders	60,000	80,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,808,910	1,470,264

Long-term debt and convertible debentures	188,000	79,374

Commitments and contingencies	-	-

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 12,979,304 and 10,075,901
shares issued and outstanding	1,297	1,007
Additional paid-in capital	7,235,282	6,176,765
Note receivable issued for stock (less allowance of $113,750)	(61,250)	-
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(5,628,804)	(4,189,536)
Total stockholders' equity (Deficit)	(1,977,452)	(1,535,741)
	$ 19,458	$ 13,897

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2002 and 2001
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through December 31, 2002)

	2002	2001	Cumulative Through December 30, 2002
Revenues	$ -	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	380,385	583,078	1,677,824
Common stock and options issued for services --
Research and development	87,575	128,533	246,858
Other research and development	383,649	511,018	2,206,917
Other general and administrative (excluding
amounts applicable to stock and options issued for services each period)	526,102	374,636	1,311,257
	1,377,711	1,597,265	5,442,856

Loss from operations	(1,377,711)	(1,597,265)	(5,442,856)

Other income (expense):
Interest expense	(61,557)	(81,046)	(185,948)
Total other expense	(61,557)	(81,046)	(185,948)
Net loss	$(1,439,268)	$(1,678,311)	$(5,628,804)

Basic and diluted loss per common share	$ (0.12)	$ (0.19)

Weighted average common shares outstanding	11,559,978	8,946,366

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2001 and 2000
				Note
			Additional	Receivable
	Common Stock		Paid-in	Issued For	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 1999 (Date of entrance as a development stage entity)	6,684,507	$ 668	$ 2,985,725	$ -	$(3,523,977)	$ (537,584)
Stock and warrants issued for cash	909,100	91	1,361,131	-	-	1,361,222
Shares issued to convert debt	200,000	20	99,980	-	-	100,000
Shares issued for services rendered	321,325	32	387,818	-	-	387,850
Stock options issued as compensation	-	-	357,261	-	-	357,261
Net loss	-	-	-	-	(2,511,225)	(2,511,225)
Balance, December 31, 2000	8,114,932	811	5,191,915	-	(6,035,202)	(842,476)
Stock and warrants issued for cash	306,500	31	153,004	-	-	153,035
Shares issued to convert accounts payable and debt	303,467	30	120,370	-	-	120,400
Shares issued for services rendered	1,351,002	135	605,467	-	-	605,602
Stock options issued as compensation	-	-	106,009	-	-	106,009
Net loss	-	-	-	-	(1,678,311)	(1,678,311)
Balance, December 31, 2001	10,075,901	1,007	6,176,765	-	(7,713,513)	(1,535,741)
Stock and warrants issued for cash	739,940	74	240,381	-	-	240,455
Shares issued to convert accounts payable and debt	561,534	49	175,343	-	-	175,392
Shares issued for services rendered	1,251,929	132	442,058	-	-	442,190
Shares issued for note receivable	350,000	35	174,965	(175,000)	-	-
Stock options issued as compensation	-	-	25,770	-	-	25,770
Allowance provided for note receivable	-	-	-	113,750	-	113,750
Net Loss	-	-	-	-	(1,439,268)	(1,439,268)
Balance, December 31, 2002	12,979,304	$ 1,297	$ 7,235,282	$ (61,250)	$(9,152,781)	$(1,977,452)

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Entity)
Years Ended December 31, 2002 and 2001
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through December 31, 2002)

			Cumulative
			Through
	2002	2001	Deeember 31, 2002

Cash flows from operating activities:
Net loss	$(1,439,268)	$(1,678,311)	$(5,628,804)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,000	4,780	13,337
Shares issued for services	442,190	605,602	1,435,642
Stock options issued as compensation	25,770	106,009	489,040
Writedown of note receivable	113,750	-	113,750
Changes in operating assets and liabilities:
Accounts receivable	-	4,030	-
Inventory	(10,500)	-	(10,500)
Accounts payable and accrued liabilities	564,664	706,146	1,591,294
Net cash used in operating activities	(299,394)	(251,744)	(1,996,241)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Sale of common shares and warrants	240,455	153,035	1,754,712
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	-	-	(17,894)
Proceeds from notes payable to stockholders	-	95,500	161,500
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	58,000	-	58,000
Net cash provided by financing activities	298,455	248,535	1,621,738

Net increase (decrease) in cash and cash equivalents	(939)	(3,209)	(388,672)

Cash at beginning of period	1,668	4,877	389,401

Cash at end of period	$ 729	$ 1,668	$ 729

Supplemental disclosure:
Total interest paid	$ -	$ 45,343	$ 45,343

Non-cash transactions:

During 2002, the Company issued $155,392 and $20,000 of common stock for conversion of accounts payable and notes payable, respectively.
During 2002, the Company converted $118,000 of accounts payable to notes payable.
During 2002, the Company issued $175,000 of common stock for a note receivable.
During 2001, the Company issued $120,400 of common stock for conversion of accounts and notes payable.

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
Notes to Financial Statements
December 31, 2002 and 2001

1. Summary of Significant Accounting Policies

Description of Business

Capacitive Deionization Technology Systems, Inc., which does business as CDT Systems, Inc. (CDT Systems), is the successor company to FarWest Group, Inc. By proxy vote the shareholders of the company approved changing the name of FarWest Group, Inc. to Capacitive Deionization Technology Systems, Inc. at the July 31, 2001 annual shareholders meeting. The Amended Articles of Incorporation were then filed with the State of Nevada and the company's bylaws were also amended. FarWest Group, Inc. (the "Company"or "FarWest") was organized under the laws of the state of Nevada in July 1996 to serve as a water technology company dedicated to advanced water filtration and purification. In July 1996 the Company was acquired in a reverse acquisition by Pro Vantage Corporation ("Pro Vantage"), an inactive public company which had been incorporated in the state of Florida in 1992. FarWest was the surviving corporation. Concurrently, FarWest Pump Company ("Pump Company"), an Arizona Corporation, became a wholly owned subsidiary of the Company. The transaction with Pro Vantage was accounted for as a "reverse acquisition" whereby FarWest acquired Pro Vantage in a transaction accounted for as a purchase. The purchase price was determined based on the fair value of Pro Vantage's net assets at the date of acquisition. Because Pro Vantage had no assets or liabilities, the purchase price was determined essentially to be zero and no goodwill was recognized in the transaction. See Note 2 regarding the Company's sale of Pump Company to Pump Company management. After disposition of Pump Company, the Company is considered a development stage company.

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

The Company recorded nil and $106,009 in expense during the years ended December 31, 2002 and 2001, respectively, under FASB Statement 123 for warrants issued to non-employees. The warrants were issued as services and financing costs in connection with certain sales of common stock of the Company. There is no future expense to be recorded in subsequent periods as of December 31, 2002. Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 0.0 percent; expected volatility of 222 percent; risk free interest rates of 3.0 percent; expected lives of two years and in 2001: dividend yield of 0.0 percent; expected volatility of 237 percent; risk free interest rates of 4.5 percent and expected lives of one year.

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

Research and Development

Research and development expenditures are expensed when incurred. Research and development expenses amounted to $471,224 and $639,551 for the years ended December 31, 2002 and 2001, respectively.

Implementation of New Financial Accounting Standards

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement requires the following three-step approach for assessing and recognizing the impairment of long-lived assets: (1) consider whether indicators of impairment of long-lived assets are present; (2) if indicators of impairment are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amount; and (3) if less, recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (such as abandoned) be classified as "held for sale". The adoption of SFAS No 144 did not have a material impact on the Company's financial statements since it retained the fundamental provisions of SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Lon-Lived Assets to be Disposed of," related to the recognition and measurement of the impairment of long-lived assets to be "held and used".

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. This statement will impact the timing of the Company's recognition of liabilities for costs associated with exit or disposal activities.

2. Discontinued Operations

Pump Company was formed to provide drilling and pump services in Arizona and Western New Mexico. It includes an operating division, Arizona Well Services, which provided wholesale parts services to Pump and other companies.

In the fourth quarter of 1998 discussions were initiated with Pump Company management for the purchase of the Pump Company. In March 1999 the Company's Board of Directors agreed to sell Pump Company to Pump Company's management. Such sale was completed in the fourth quarter of 1999. In order to induce Pump Company management to assume the net liabilities of Pump Company, CDT agreed to pay Pump Company $70,000. In addition, on January 31, 2000, CDT paid $200,000 to Pump Company to satisfy a CDT payable to a stockholder who had assigned the receivable to Pump Company. The Company also assumed a note payable in the amount of approximately $63,000 in connection with the sale of Pump Company. The Company still owes $31,808 to Pump Company as of December 31, 2002.

3. Related Party Transactions

During October 2000, a principal shareholder and co-founder resigned as Chairman, Director and Chief Executive Officer ("CEO"). As part of the severance agreement, the Company agreed to pay the former CEO $11,000 per month for fourteen months and the Former CEO agreed to return 238,000 common shares of the Company. In addition, an account payable of $56,000 to the former CEO was cancelled. The payments to the former CEO have not begun and are included in accounts and notes payable to shareholder in the accompanying balance sheet at December 31, 2002. The Company has not yet received the shares from the former CEO.

4. Income Taxes

There were no significant temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $7,500,000 and $6,100,000 at December 31, 2002 and 2001, respectively. These carryforwards will expire, if not utilized, in 2012-2017.

The Company has deferred tax assets amounting to approximately $2,550,000 and 2,100,000 at December 31, 2002 and 2001, respectively, related to the net operating loss carryovers. The realization of the benefits from these deferred tax assets appears uncertain due to recurring net losses. Accordingly, a valuation allowance has been recorded which entirely offsets the deferred tax assets at the end of each period.

5. Long-term Debt, Notes Payable and Convertible Debt

As explained in Note 2, the Company has assumed a note in connection with the sale of the Pump Company. The 8% note is payable $1,200 per month, including interest, through February 2005 and is collateralized by real property owned by Pump Company. The note is in default and the entire amount ($45,171) has been classified as current as December 31, 2002.

The Company has borrowed $60,000 and $80,000 as of December 31, 2002 and 2001, respectively, from certain shareholders. The notes are past due as of December 31, 2002. The notes bear interest at rates ranging from 12% to 18%.

The Company has certain convertible debentures outstanding as of December 31, 2002 and 2001, bearing interest at rates from 10% to 12%. The debentures mature at various dates from December 31, 2003 to July 2004 and are convertible, as of December 31, 2002 into 930,091 shares of common stock of the Company.

5. Long-term Debt, Notes Payable and Convertible Debt (Continued)

Following is a summary of maturities of long-term debt and convertible debentures as of December 31, 2002:

Year	Amount
2003	$ 90,671
2004	188,000
$ 278,671

6. Capital Stock

The Company issued 739,940 shares and warrants for $240,455 at various dates during 2002 in a private placement at prices ranging from $.25 to $.50 per share.

The Company issued 306,500 shares and warrants for $153,035 ($.50 per share) at various dates during 2001 in a private placement.

During 2002, the Company issued 350,000 common shares for a note receivable of $175,000. The note is past due and unpaid as of December 31, 2002 and has been written down to $61,250, the market value of the related equity securities held as collateral.

The Company has issued stock options and warrants to nonemployees. A summary of the status of stock options and warrants is set forth below for the years ended December 31:

	Year Ended December 31,
	2002			2001
	Shares	Wgt. Avg. Exercise Price	Price Range	Shares	Wgt. Avg. Exercise Price	Price Range
Outstanding, beginning	2,272,336	$1.00	$.33-$2.50	1,908,333	$1.03	$.33-$2.50
Granted	245,000	$0.50	$.33-$2.00	739,000	$0.72	$.33-$2.00
Expired	(324,000)	$0.50
Exercised	(142,000)	$0.50	$0.33-$.50	(374,997)	$0.33	$0.33-$.50
Outstanding, ending	2,051,336	$1.06	$.33-$2.50	2,272,336	$1.00	$.33-$2.50
Options exercisable, ending	2,026,336	$1.06	$.33-$2.50	1,947,315	$1.11	$.33-$2.50

The weighted average grant date fair value of options issued during the period ended December 31, 2002 and 2001 was $.50 and $.46, respectively.

Following is a summary of the common shares issued for services rendered during the years ended December 31, 2002 and 2001:

	Date	Number of Shares	Expense
Professional services	Jan - Mar - 02	196,619	98,310
Professional services	April/May - 02	272,000	136,000
Professional services	July - Sept - 02	323,050	92,815
Professional services	Oct - Dec - 02	460,260	115,065

Total issued in 2002		1,251,929	$ 442,190

	Date	Number of Shares	Expense
Board of Directors	Feb-01	133,332	$ 53,333
Professional services	Jan - Mar - 01	102,000	46,600
Professional services	April/May - 01	204,000	102,000
Professional services	July - Sept - 01	241,333	90,400
Professional services	Oct - Dec - 01	670,337	313,269

Total issued in 2001		1,351,002	$ 605,602

7. Commitments and Contingencies

Lease Commitments

The Company leases office space on a month-to-month basis. Rent expense for the years ended December 31, 2002 and 2001 amounted to $27,288 and $50,450, respectively.

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

Litigation

There were no new legal proceedings instituted by or against the Company during 2002. The following proceedings were instituted in the year 1999.

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

In the first quarter of 2003, the third ex-employee agreed to a negotiated settlement whereby the Company will issue the ex-employee Rule 144 common stock. The Company completed the transaction, whereby the Rule 144 restriction was removed from the shares. The ex-employee has quarterly limitation on the amount of shares which can be sold. The resultant liability for the value of the settlement shares was accrued at December 31, 2002.

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