Form 10QSB/A
period 2003-03-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1098584

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

This Quarterly Report on Form 10-QSB/A is intended to amend and restate Part I in its entirety and Part II relating to Exhibits of the Company's Quarterly Report for March 31, 2003 on Form 10-QSB, as amended. The financial statements have been adjusted to reflect that the Company is a development stage entity and to reflect certain adjustments made to the balance sheets from 2002. The Company is also filing two exhibits for certifications now required by Sarbanes-Oxley Act of 2002.

Capacitive Deionization Technology Systems, Inc.

Index
Part I	Financial Information

	Item 1	Financial statements

Balance Sheets as of March 31, 2003 and
December 31, 2002

Statements of operations for the three
months ended March 31, 2003 and 2002 and Cumulative Amounts Through March 31, 2003

Statements of Cash Flows for the three
months ended March 31, 2003 and 2002 and Cumulative Amounts Through March 31, 2003

Notes to Financial Statements

	Item 2	Management's discussion and analysis
of Financial Condition and Results
of Operations

Part II	Other Information
	Item 2	Changes in securities

	Item 6	Exhibits and Reports on Form 8-K

Signature page

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	March 31	December 31,
	2003	2002
Current assets:	(Unaudited)	(Audited)
Cash	$ 606	$ 729
Inventory	10,500	10,500
Total current assets	11,106	11,229

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(18,315)	(17,065)
Total furniture and equipment	6,979	8,229
	$ 18,085	$ 19,458

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 523,712	$ 435,374
Wages payable	803,350	738,249
Accrued liabilities	216,669	205,108
Customer deposits	93,700	93,700
Accounts and notes payable to shareholder	154,000	154,000
Current portion of long-term debt	115,671	90,671
Notes payable to stockholders	60,000	60,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	1,998,910	1,808,910

Long-term debt	163,000	188,000

Commitments and contingencies	-	-

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 13,241,904 and 12,979,304
shares issued and outstanding	1,324	1,297
Additional paid-in capital	7,299,156	7,235,282
Note receivable issued for stock	(45,500)	(61,250)
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(5,874,828)	(5,628,804)
Total stockholders' equity (deficit)	(2,143,825)	(1,977,452)
	$ 18,085	$ 19,458

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2003 and 2002
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through March 31, 2003)
(Unaudited)

			Cumulative
			Through
	2003	2002	March 31, 2003
Revenues	$ -	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	33,900	107,410	1,711,724
Common stock and options issued for services --
Research and development	5,000	17,000	251,858
Other research and development	133,321	132,781	2,340,238
Other general and administrative (excluding
amounts applicable to stock and options issued for services each period)	62,240	72,089	1,373,497
	234,461	329,280	5,677,317

Loss from operations	(234,461)	(329,280)	(5,677,317)

Other income (expense):
Interest expense	(11,563)	(20,562)	(197,511)
Total other expense	(11,563)	(20,562)	(197,511)
Net loss	$ (246,024)	$ (349,842)	$(5,874,828)

Basic and diluted loss per common share	$ (0.02)	$ (0.03)

Weighted average common shares outstanding	13,152,837	10,634,187

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Entity)
Three Months Ended March 31, 2003 and 2002
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through March 31, 2003)
(Unaudited)

			Cumulative
			Through
	2003	2002	March 31, 2003

Cash flows from operating activities:
Net loss	$ (246,024)	$ (349,842)	$(5,874,828)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,250	1,200	14,587
Shares issued for services	38,900	124,410	1,474,542
Stock options issued as compensation	-	-	489,040
Writedown of note receivable	15,750	-	129,500
Changes in operating assets and liabilities:
Inventory	-	-	(10,500)
Accounts payable and accrued liabilities	165,001	139,294	1,756,295
Net cash used in operating activities	(25,123)	(84,938)	(2,021,364)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Sale of common shares	25,000	102,500	1,779,712
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	-	-	(17,894)
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	-	-	58,000
Proceeds (payments) - notes payable to stockholders	-	(2,000)	161,500
Net cash provided by financing activities	25,000	100,500	1,646,738

Net increase (decrease) in cash and cash equivalents	(123)	15,562	(388,795)

Cash at beginning of period	729	1,668	389,401

Cash at end of period	$ 606	$ 17,230	$ 606

Supplemental disclosure:
Total interest paid	$ -	$ -	$ 45,343

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

     The Company recognizes the extent of the financial investment necessary to support current and planned business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is currently negotiating the following opportunities:

*	A significant equity investment including establishment of a majority-owned international subsidiary.
*	A matching CDT R&D Grant from an international government
*	Bridge financing to implement the State of Texas and Red River Agreements.
*	Additional strategic investment alliances.
*	Expansion of current strategic and investment alliances.
*	Incentive financing from the State of Texas.

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

The Company issued no options or warrants to employees during the quarter ended March 31, 2003 and 2002.

Item 2 Management's discussion and analysis of financial condition and results of operations.

Results of operations.

     To date the Company did not recognize any revenue. Initial revenues from pilot systems are expected to be recognized during the third quarter of 2003. Operating expenses were reduced by 29% to $234,461 compared to $329,280 in the first quarter of 2002. Research and development expenditures for the first quarter of 2003 decreased slightly from $138,321 compared to $149,781 in the first quarter of 2002. R & D expenses totaled 59% of operating expenses in the first quarter of 2003 compared to 45% in 2002.

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

Part II Other Information

Item 2. Changes in Securities

     During the first quarter 2003, a private placement of 262,600 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $25,000 in cash (107,000 shares); 20,000 shares were issued for engineering services, 120,600 shares were issued for professional services; and 15,000 shares were issued for services provided by an Advisory Board member.

Item 6. Exhibits and Reports on Form 8-K.

(a) Form 8-K was filed by the Registrant on April 18, 2002 relating to its change in auditors for the year ended December 31, 2001.
(b) Exhibits

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

Capacitive Deionization Technology Systems, Inc.
/s/ Dallas Talley
Dallas Talley
Chairman of the Board,
Chief Executive Officer

Dated: November 13, 2003

Capacitive Deionization Technology Systems, Inc.
/s/ Phil Marshall
Phil Marshall
Chief Financial Officer

Dated: November 13, 2003