Form 10QSB/A
period 2003-06-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1098584

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

This Quarterly Report on Form 10-QSB/A is intended to amend and restate Part I in its entirety and Part II relating to Exhibits of the Company's Quarterly Report for June 30, 2003 on Form 10-QSB, as amended. The financial statements have been adjusted to reflect that the Company is a development stage entity and to reflect certain adjustments made to the balance sheets from 2002. The Company is also filing two exhibits for certifications now required by Sarbanes-Oxley Act of 2002.

Capacitive Deionization Technology Systems, Inc.
Index
Part I Financial Information

Item 1	Financial Statements

Balance Sheets as of June 30, 2003 and
December 31, 2002

Statements of Operations for the three and six
months ended June 30, 2003 and 2002 and Cumulative Amounts Through June 30, 2003

Statements of Cash Flows for the six
months ended June 30, 2003 and 2002 and Cumulative Amounts Through June 30, 2003

Notes to Financial Statements

Item 2	Management's Discussion and Analysis
of Financial Condition and Results
of Operations

Item 3	Controls and Procedures

Part II Other Information

Item 6	Exhibits and Reports on Form 8-K

Signature Page

Certifications

Part I Financial Information

Item 1 Financial Statements

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	June 30	December 31,
	2003	2002
Current assets:	(Unaudited)	(Audited)
Cash	$ 1,051	$ 729
Inventory	10,500	10,500
Total current assets	11,551	11,229

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(19,565)	(17,065)
Total furniture and equipment	5,729	8,229
	$ 17,280	$ 19,458

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 533,233	$ 435,374
Wages payable	706,850	738,249
Accrued liabilities	226,179	205,108
Customer deposits	93,700	93,700
Accounts and notes payable to shareholder	154,000	154,000
Current portion of long-term debt	271,671	90,671
Notes payable to stockholders	60,000	60,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	2,077,441	1,808,910

Long-term debt	20,000	188,000

Commitments and contingencies	-	-

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 14,647,304 and 12,979,304
shares issued and outstanding	1,463	1,297
Additional paid-in capital	7,592,091	7,235,282
Note receivable issued for stock	(45,500)	(61,250)
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(6,104,238)	(5,628,804)
Total stockholders' equity (deficit)	(2,080,161)	(1,977,452)
	$ 17,280	$ 19,458

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2003 and 2002
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through June 30, 2003)
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	June 30,		June 30,		Through
	2003	2002	2003	2002	June 30, 2003
Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Common stock and options issued for services --
General and administrative	60,688	117,170	94,588	224,580	1,772,412
Common stock and options issued for services --
Research and development	23,547	18,500	28,547	35,500	275,405
Other research and development	71,766	100,680	205,087	233,461	2,412,004
General and administrative (excluding
amounts applicable to stock and options issued for services each period)	58,531	52,100	120,771	124.189	1,432,028
	214,532	288,450	448,993	617,730	5,891,849

Loss from operations	(214,532)	(288,450)	(448,993)	(617,730)	(5,891,849)

Other income (expense):
Interest expense	(14,878)	(563)	(26,441)	(21,125)	(212,389)
Total other expense	(14,878)	(563)	(26,441)	(21,125)	(212,389)
Net loss	$ (229,410)	$ (289,013)	$ (475,434)	$ (638,855)	$(6,104,238)

Basic and diluted loss per common share	$ (0.02)	$ (0.03)	$ (0.03)	$ (0.06)

Weighted average common shares outstanding	14,172,037	11,127,520	13,662,437	10,880,853

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Entity)
Three Months Ended June 30, 2003 and 2002
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through June 30, 2003)
(Unaudited)

			Cumulative
			Through
	2003	2002	June 30, 2003
Cash flows from operating activities:
Net loss	$ (475,434)	$ (638,855)	$(6,104,238)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,500	2,397	15,837
Shares issued for services	123,135	260,080	1,558,777
Stock options issued as compensation	-	-	489,040
Writedown of note receivable	15,750	-	129,500
Changes in operating assets and liabilities:
Inventory	-	-	(10,500)
Accounts payable and accrued liabilities	265,032	264,709	1,856,326
Net cash used in operating activities	(69,017)	(111,669)	(2,065,258)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Sale of common shares	56,339	111,501	1,811,051
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	-	-	(17,894)
Payments to former subsidiary	-	-	161,500
Additions to convertible debt and notes payable	13,000	-	(225,192)
Proceeds (payments) - notes payable to stockholders	-	(1,200)	58,000
Net cash provided by financing activities	69,339	110,301	1,691,077

Net increase (decrease) in cash and cash equivalents	322	(1,368)	(388,350)

Cash at beginning of period	729	1,668	389,401

Cash at end of period	$ 1,051	$ 300	$ 1,051

Supplemental disclosure:
Total interest paid	$ -	$ -	$ -

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

     To date the Company did not recognize any revenue. Initial revenues from pilot systems are expected to be recognized during the third quarter of 2003. Operating expenses for the six months ended June 30, 2003 were $448,993 compared to $617,730 for the first six months of 2002, a reduction of approximately 27%. Operating expenses for the second quarter of 2003 were reduced by 26% to $214,532 compared to $288,450 for the second quarter 2002. Research and development for the six month period in 2003 was $233,634 compared to $268,961 for the same period in 2002. Second quarter 2003 research and development was reduced by $23,867 compared to the second quarter 2002. The 13% reduction for the six months was a direct result of the reduction in available cash which was also reflected in the reduced operating costs.

     During the second quarter of 2003, a private placement of 554,100 shares was completed. This transaction provided $31,339 cash to the Company for 191,000 shares issued. In addition, 15,000 shares were issued for accounts payable penalties, 136,000 shares were issued for engineering, research and development, 212,400 shares were issued for legal and professional services and 16,000 shares were issued for interest expense.

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

Part II - Other Information

Item 2. Changes in Securities

     During the second quarter of 2003, a private placement of 1,405,400 shares was completed. This transaction provided $31,339 cash to the Company for 191,000 shares issued. In addition, 140,000 shares were issued for accounts payable penalties, 136,000 shares were issued for engineering, research and development, 212,400 shares were issued for legal and professional services and 16,000 shares were issued for interest expense. An additional 710,000 shares were issued for accrued salaries.

     During the first quarter 2003, a private placement of 262,600 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $25,000 in cash (107,000 shares); 20,000 shares were issued for engineering services, 120,600 shares were issued for professional services; and 15,000 shares were issued for services provided by an Advisory Board member.

Item 6 - Exhibits and Reports on Form 8-K.

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