Form 10QSB
period 2003-09-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

(1) Yes No X
(2) Yes X No

The number of shares outstanding of the registrant's $.0001 par value common stock as of October 31, 2003 was 15,953,051.

Capacitive Deionization Technology Systems, Inc.

Index

Part I Financial Information

Item 1	Financial Statements

Balance Sheets as of September 30, 2003 and
December 31, 2002

Statements of Operations for the three and nine
months ended September 30, 2003 and 2002 and Cumulative Amounts Through September 30, 2003

Statements of Cash Flows for the nine
months ended September 30, 2003 and 2002 and Cumulative Amounts Through September 30, 2003

Notes to Financial Statements

Item 2	Management's Discussion and Analysis
of Financial Condition and Results
of Operations

Item 3	Controls and Procedures

Part II Other Information

Item 2	Changes in Securities

Item 6	Exhibits and Reports on Form 8-K

Signature Page

Certifications

Part I Financial Information
Item 1 Financial Statements

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	September 30,	December 31,
	2003	2002
Current assets:	(Unaudited)	(Audited)
Cash	300	$ 729
Inventory	-	10,500
Cash	300	11,229

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(20,815)	(17,065)
Total furniture and equipment	4,479	8,229
	4,779	$ 19,458

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 469,799	$ 435,374
Wages payable	819,350	738,249
Accrued liabilities	221,475	205,108
Customer deposits	78,700	93,700
Severance payable to shareholder	154,000	154,000
Current portion of long-term debt	396,671	90,671
Notes payable to outside stockholders	79,000	60,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	2,250,803	1,808,910

Long-term debt	35,000	188,000

Commitments and contingencies	-	-

Stockholders' equity (Deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 15,447,004 and 12,979,304
shares issued and outstanding	1,544	1,297
Additional paid-in capital	7,728,737	7,235,282
Note receivable issued for stock	(45,500)	(61,250)
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(6,441,828)	(5,628,804)
Total stockholders' equity (Deficit)	(2,281,024)	(1,977,452)
	$ 4,779	$ 19,458

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2003 and 2002
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through September 30, 2003)
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		Through
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003
Revenues	$ 15,000	$ -	$ 15,000	$ -	$ 15,000

Operating expenses:
Cost of Sales	10,935	-	10,935	-	10,935
Common stock and options issued for services --
General and administrative	35,373	80,175	129,961	304,755	1,807,785
Common stock and options issued for services --
Research and development	17,959	24,700	46,506	60,200	293,364
Other research and development	194,387	153,910	399,474	387,371	2,606,391
Other general and administrative (excluding
amounts applicable to stock and options issued for services each period)	64,568	41,213	185,339	165,402	1,496,596
	323,222	299,998	772,215	917,728	6,215,071

Loss from operations	(308,222)	(299,998)	(757,215)	(917,728)	(6,200,071)

Other income (expense):
Interest expense	(29,368)	(1,823)	(55,809)	(22,948)	(241,757)
Total other expense	(29,368)	(1,823)	(55,809)	(22,948)	(241,757)
Net loss	$ (337,590)	$ (301,821)	$ (813,024)	$ (940,676)	$(6,441,828)

Basic and diluted loss per common share	$ (0.02)	$ (0.03)	$ (0.03)	$ (0.08)

Weighted average common shares outstanding	15,173,404	11,736,993	14,166,093	11,166,233

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(A Development Stage Entity)
Six Months Ended September 30, 2003 and 2002
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through September 30, 2003)
(Unaudited)

			Cumulative
			Through
	2003	2002	September 30, 2003
Cash flows from operating activities:
Net loss	$ (813,024)	$ (940,676)	$(6,441,828)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,750	3,393	17,087
Writedown of note receivable	15,750	-	129,500
Shares issued for services	167,702	364,955	1,603,344
Options and warrants issued for services	14,620	-	503,660
Changes in operating assets and liabilities:
Inventory	10,500	(10,500)	-
Accounts payable and accrued liabilities	313,393	416,497	1,904,687
Net cash used in operating activities	(287,309)	(166,331)	(2,283,550)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Sale of common shares	133,880	154,000	1,888,592
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	-	-	(17,894)
Payments to former subsidiary	-	-	161,500
Additions to convertible debt and notes payable	153,000	13,000	(85,192)
Proceeds (payments) - notes payable to stockholders	-	(2,000)	58,000
Net cash provided by financing activities	286,880	165,000	1,908,618

Net increase (decrease) in cash and cash equivalents	(429)	(1,331)	(389,101)

Cash at beginning of period	729	1,668	389,401

Cash at end of period	$ 300	$ 337	$ 300

Supplemental disclosure:
Total interest paid	$ -	$ -	$ -

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
September 30, 2003

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

(c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 which will be included in the Company's Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

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

The Company issued no options or warrants to employees during the periods ended September 30, 2003 and 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

     To date the Company has recognized only $15,000 in revenue for a pilot system delivered to Japan. Operating expenses for the nine months ended September 30, 2003 were $772,215 compared to $917,728 for the first nine months of 2002, a reduction of approximately 16%. Operating expenses for the third quarter of 2003 were $323,221 compared to $299,998 for the third quarter 2002. Research and development for the nine month period was $445,980 compared to $447,571 for the same period in 2002.

During the third quarter of 2003, a private placement of 799,700 shares was completed. This transaction provided $77,540 cash to the Company for 594,800 shares issued. In addition, 5,004 shares were issued for accounts payable penalties, 70,000 shares were issued for engineering, research and development and 129,896 shares were issued for legal and professional services.

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

Part II - Other Information

Item 2. Changes in Securities

     During the third quarter of 2003, a private placement of 799,700 shares was completed. This transaction provided $77,540 cash to the Company for 594,800 shares issued. In addition, 5,004 shares were issued for accounts payable penalties, 70,000 shares were issued for engineering, research and development and 129,896 shares were issued for legal and professional services.

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