Form 10KSB
period 2003-12-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2004-03-19
CIK 1098584

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

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
$.0001 par value common stock
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                      Yes   X       No

     Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [   ]

State issuer's revenues for its most recent fiscal year $15,000 .

     The aggregate market value of voting stock of the Registrant held by non-affiliates, computed by reference to the closing price of such stock on February 29, 2004, was approximately $2,596,417. For purposes of this computation, all executive officers, directors and ten percent (10%) beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and ten percent (10%) beneficial owners are affiliates.

State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

(As of February 29, 2004) 17,138,699 shares

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

In March of 1999, the FarWest's Board of Directors agreed to accept an offer from Pump Company management to acquire the outstanding shares of Pump Company. The stock sales agreement was closed in November 1999 for deferred payments totaling $270,000, which was to be paid to the Pump Company for assuming all existing liabilities. On January 31, 2000, CDT Systems, Inc. paid $200,000 to Pump Company to satisfy a CDT Systems, Inc. payable to a stockholder who had previously assigned the receivable to Pump Company. The Company also assumed a note payable in the amount of approximately $63,000 of which $45,171 remains outstanding in connection with the sale of Pump Company. The Company still owes $31,808 to Pump Company as of December 31, 20032.

Technology

In January 1997, the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology (CDT). (That technology is described below.) The manufacturing and marketing license is effective for the life of the patents (up to 17 years), with most such patents expiring by the year 2016. To maintain the license the Company must make contracted minimum annual royalty payments to Lawrence Livermore, in the amount of $25,000 per year. The agreement provides that Lawrence Livermore can terminate the license agreement in the event that the Company fails to perform its obligations under the agreement by giving the Company (sixty) 60 days written notice within which to cure its obligations under the license agreement. The Company has never received such a notice from Lawrence Livermore. The Company will owe Lawrence Livermore royalty payments varying from one (1%) percent of product revenue to a maximum of five (5%) percent of product revenue. The variation is determined by the volume of sales, as well as the use of different portions of the Lawrence Livermore technology which the Company includes in the products. The Company is also liable to reimburse Lawrence Livermore for foreign patent filing fees. These fees are incurred by Lawrence Livermore as patents are filed and renewed in foreign countries. During 2003, these fees totaled over $57,000. Although the Company is the only licensee for water applications using the carbon aerogel technology which is the basis of the Company's capacitive deionization technology, the license is non-exclusive in that Lawrence Livermore could license other entities to use some or all of the technology covered by the existing license with the Company; however, the Company has initiated discussions with Lawrence Livermore which would modify the agreement to expand the licensed technology as well as exclusive "fields of use." The Company originally named its product a "brick", but in 2003, has filed an application to trademark the name "AquaCellTM".

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

Development

Since 1997, The Company has increased the cost-effectiveness of the original aerogel product by a factor of more than fifteen. The Company had research and development expenses totaling $599,000 for the year ending December 31, 2003, and $471,000 for the year ending December 31, 2002. Since licensing the technology the Company has spent over seven million dollars in Research and Development, manufacturing processes, and automation design. Technology test results confirm that its current version of the CDT product is competitive with other water remediation methods, primarily for brackish water [up to 12,000 parts per million total dissolved solids (TDS)], specifically in regards to its low power, operating and maintenance cost advantages. In laboratory and pilot tests CDT has proven to be a competitive technology for pure and ultra pure water requirements. Pure and ultra pure output water requires one part per million TDS, CDT provides an effective solution for these applications, but may be more effective when used in conjunction with other water technologies. CDT, as developed by the Company, has been favorably reviewed by Lawrence Livermore, the World Bank, international universities, and several large companies familiar with reverse osmosis and other water treatment systems. Officials from several foreign governments have indicated an interest in the Company's technology and the response from those government officials, as well as the interest in the technology shown by multi-national companies, continues to confirm the competitive position of the technology. The Company believes that CDT is the leading economically viable technological alternative to reverse osmosis, the most widely used system, for a broad spectrum of large-scale brackish water and industrial remediation and pure and ultra-pure applications.

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

The Business

In 1999, the Company began marketing efforts to bring its carbon aerogel technology to the attention of the water treatment market. Potential customers for the Company's CDT technology include government organizations in developing nations, particularly those in the Middle East, North Africa and Asian Pacific geographic areas where access to sustainable amounts of potable water is of increasing concern. In addition to government organizations seeking to insure appropriate water supplies for their citizens, the Company has had discussions with domestic, international and humanitarian groups that are interested in pursuing the Company's technology as a means of providing humanitarian relief in areas with significant medical problems exist which result from shortages of clean water.

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

In late 1999, the Company initiated a temporary manufacturing operation at its Tucson, Arizona facility to satisfy initial pilot requirements. Pilot installations included Arizona Public Service for boiler water and solar power use; Carlsbad, California for municipal water; and Air Water Inc. (Japan) for ground water remediation, pure and ultra pure applications.

Testing at the Carlsbad pilot installation resulted in CDT Systems incorporating an "Activated Water" technology which was developed in Europe and South Africa. This technology, known as Electrochemical Activation (ECA), is a disinfection process which destroys microbes and biologicals. It has been successfully tested on anthrax, botulism and other biologicals. In addition, it prevents bio-film or scaling build-up. Combining CDT with ECA technology provides a purification system which eliminates both contaminates and biologicals, as well as reducing scaling and fouling within the AquaCells.

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

In January 2004, the Company completed a Joint Venture Agreement ("JV Agreement") with Air Water, Inc. of Osaka, Japan. Air Water previously owned 250,000 shares of the Company's common stock resulting from a $500,000 investment in 2000 and has ongoing development programs with the Company. The JV Agreement provides for Air Water to make a $250,000 investment and the Company to provide technology to the Joint Venture as well as 12-month warrants to acquire an additional 450,000 shares. Air Water will own 67% and the Company 33% of the Joint Venture. The Joint Venture will initially assemble AquaCells in Japan with carbon aerogel provided by the Company. If approved by the U.S. government, the Joint Venture would have first right of refusal to establish a turnkey manufacturing facility.

A Letter of Intent has been received from Dockland Science Park Pty. Ltd. in Australia to establish CDT Australia. CDT Australia will be 33% owned by CDT Systems, Inc. in the USA. The transaction includes a minimum equity investment of $3 million (US), which may be expanded to $4.6 million (US). CDT Systems, Inc. will allocate CDT Australia $500,000 (US) as a working capital loan and an additional $500,000 (US) for research and development, which is dependent on the Australian government providing a matching $500,000 (US) research and development grant. In addition, performance warrants will be provided to CDT Australia management upon completion of a $20 million (Australian) IPO.

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

Sales and Marketing

CDT Systems' marketing strategy is to initially operate as a provider of CDT units and required electronic control systems to builders of water treatment plants and to contractors that provide environmental and industrial remediation systems. A significant portion of the sales and marketing budget is dedicated to providing pilot units on a demonstration, discounted or rental basis to prospective clients.

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

The Company is negotiating with potential business alliance partners, domestic and international, capable of engineering and executing major water treatment plant construction and operations. In addition to the financing from equity investments made by strategic partners, system contracts will include initial deposits of 20% of the contract value as well as progress payments during the construction of the CDT system. In addition a technology services contract is required with each contract. This service ranges from six to ten percent annually of the CDT Systems contract value.

Discontinued Operations - Well Drilling Pump and Services

FarWest Pump Company was formed in 1986 to provide drilling and pump services in Arizona and Western New Mexico. It included an operating division, Arizona Well Services, which provided wholesale parts services to FarWest Pump and other clients. In the fourth quarter of 1998, the Company's Board of Directors initiated discussions with Pump Company management for the purchase of Pump Company. In March 1999, the Company's Board of Directors agreed to sell FarWest Pump to the Pump Company's management. The contract was executed in November 1999, whereby the Pump Company Management team acquired the stock of FarWest Pump for deferred guaranteed payments from the Company of two hundred seventy thousand ($270,000) dollars. This amount was consideration for Pump Company Management assuming the net liabilities (over $650,000) of the Pump Company. In January 2000, CDT paid $200,000 to Pump Company to satisfy a CDT payable to a stockholder who had assigned the receivable to Pump Company. The Company also assumed a note payable in the amount of approximately $63,000 ($45,171 current balance) in connection with the sale of Pump Company. The Company still owes $31,808 to Pump Company as of December 31, 2003.

Item 2: Description of Properties.

The Company maintains Corporate offices at 13636 Neutron Rd., Dallas, Texas 75244. This includes approximately 2,500 square feet of corporate, administrative and operations space. This is a month-by-month lease available through the year 2004. The Company has been at this location since December 2000 when the corporate headquarters were relocated from Tucson, Arizona.

In December 2000, concurrent with the relocation of the Company Headquarters, the Company relocated its engineering operations to Carlsbad, California. The Company utilized the pilot CDT system installed at Carlsbad Municipal Water Department as an ongoing development and testing resource. The Company's engineering center has been located in Carlsbad, California. Plans are to reestablish a larger R & D facility in the Dallas, Texas area.

The Company is in discussions with an investment group in the Livermore, California area to design and build a research and development center adjacent to Lawrence Livermore. The Research Center would be an approximate 25,000 square foot facility, which would include a CDT system capable of providing ultra pure water to Lawrence Livermore, as well as potable water to the city of Livermore, CA.

The Company received an incentive commitment in the first quarter of 2003 from the State of Texas Economic Development Commission to provide approximately $4.7 million of funding from the States Economic Development Incentive Program. These incentives are based on the Company providing 400 new jobs, and investing approximately $12 million in manufacturing capital equipment.

The Company is in negotiations with the State of Texas whereby the State will be the lead investor providing an $8 million loan to assist the Company in establishing a 160,000 square foot CDT AquaCell manufacturing facility in Bryan, Texas which will incorporate research collaboration with Texas A&M University.

Item 3: Legal Proceedings.

There were no new legal proceedings instituted by or against the Company during 2003. The following proceedings were instituted in the year 1999.

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

In the first quarter of 2003, one of the ex-employees agreed to a negotiated settlement whereby the Company would issue the ex-employee Rule 144 common stock. The Company completed the transaction, whereby the Rule 144 restriction was removed from the shares. The ex-employee has quarterly limitation on the amount of shares which can be sold. The resultant liability for the value of the settlement shares was accrued at December 31, 2002.

The remaining Plaintiffs again filed an appeal to review the statue of limitations ruling. On August 21, 2003, the Court of Appeals for the State of Arizona, Division One, found in favor of the Company on the basis that the plaintiffs' claims were time barred pursuant to Arizona Revised Statutes. The Court of Appeals also found that the Company, as the prevailing party, is entitled to certain costs in its appeals process. The plaintiffs' only remaining appeal process was to the Arizona Supreme Court. The time for the filing of a motion for reconsideration or petition for review has expired. The plaintiffs have also been directed by the court to compensate the Company for legal expenses incurred.

Item 4: Submission of Matters to a Vote of Security Holders.

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

PART II

Item 5: Market for Common Equity and Related Stockholder Matters.

Stock Prices and Dividend Information

The Common shares of the Company traded on the NASDAQ Over-the-Counter market under the trading symbol "FWST" from July 1996 through December 2, 1999, at which time the Company's shares were removed from the NASDAQ Over-the-Counter system and began to trade in the "pink sheets." The Company has been approved by the NASD, effective February 10, 2004, for listing the Company on the Over the Counter Bulletin Board (OTCBB). The following NASDAQ supplied table sets forth for the period indicated the high and low bid prices during the period from January 1, 2002 to December 31, 2003. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. For current price information, CDT Systems shareholders are encouraged to consult publicly available sources. The current trading symbol is CDTN.

2003	High	Low
First Quarter	.55	.30
Second Quarter	.40	.21
Third Quarter	.45	.25
Fourth Quarter	.51	.32

2002	High	Low
First Quarter	1.70	.60
Second Quarter	.82	.30
Third Quarter	.96	.17
Fourth Quarter	1.01	.40

As disclosed in "Recent Financings" below, the Company sold unregistered securities at prices ranging from $.17 to $.25 in 2003 and from $.25 to $.50 in 2002.

As of February 29, 2004 the Company had 17,138,699 Common Shares issued and more than six hundred (600) shareholders of record.

Recent Financings

(See the accompanying financial statements for more information on the following transactions.)

During the fourth quarter of 2003, a private placement of 903,795 shares of the Company's Rule 144 common stock was completed. Of this total, 439,844 shares were issued for cash. In addition, 385,003 shares were issued for accounts payable, 43,400 shares were issued for engineering, research and development and 266,548 shares were issued for legal and professional services.

During the third quarter of 2003, a private placement of 799,700 shares of the Company's Rule 144 common stock was completed. Of this total, 594,800 shares were issued for cash. In addition, 5,004 shares were issued for accounts payable penalties, 70,000 shares were issued for engineering, research and development and 129,896 shares were issued for legal and professional services.

During the second quarter of 2003, a private placement of 554,100 shares of the Company's Rule 144 common stock was completed. Of this total, 191,000 shares were issued for cash. In addition, 15,000 shares were issued for accounts payable penalties, 136,000 shares were issued for engineering, research and development, 212,400 shares were issued for legal and professional services and 16,000 shares were issued for interest expense. During the second quarter 2003, the Company issued 710,000 shares to officers in consideration of $177,500 of accrued salaries. Also during the second quarter, as ordered by a legal settlement, the Company issued 125,000 shares of common stock. These transactions, combined with the private placement mentioned above, resulted in a total of 1,405,400 shares being issued in the second quarter of 2003.

During the first quarter 2003, a private placement of 262,600 shares of the Company's rule 144 common stock was completed; 107,000 shares were issued for cash; 20,000 shares were issued for engineering services, 120,600 shares were issued for professional services; and 15,000 shares were issued for services provided by an Advisory Board member.

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

During the year 2001, three members of the Company's Board of Directors and Advisory Board provided professional legal, and financial services to the Company. The accounts payable for these services totaling $96,400 were converted to Rule 144 common stock for a total of 255,467 shares. In addition, a note payable from a member of the Board of Directors of $24,000 was converted to 48,000 shares of the Company's Rule 144 common stock.

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

The Company did not recognize any revenue through 2002 although additional pilot contracts were received during the period. The Company currently is negotiating additional contracts for both pilot and production systems. The Company continues to emphasize domestic and international strategic alliances. In 2003, the Company recognized $15,000 in revenues for pilot systems shipped to Japan.

The Company was funded initially through the merger with the Pump Company and an investment by the co-founder. Since 1998 funding has been from private placements, strategic alliances, debt financing and debt conversions. These transactions have provided more than $10,000,000 working capital and services with a significant amount of these funds resulting from strategic alliances.

Operations for the Next Twelve Months

Business opportunities for the next twelve months will be dependent on the company's ability to finance and expedite the completion of its planned manufacturing facility in North Texas. Current opportunities require CDT production in 2004 of more than 5,000 CDT AquaCells per month. Limited CDT production is projected beginning in the third quarter 2004. The Company has commitments from senior engineering, operations, financial and manufacturing professionals to join the Company immediately after the completion of financing.

The strategic alliances, which have been established as well as additional alliances being negotiated, provide short-term financial and application opportunities. The pilot CDT system previously tested at Carlsbad, California has helped create additional municipal and wastewater applications. All opportunities require immediate CDT AquaCell production.

Identified applications include:

*	Multi-year nationwide installations and a Joint Venture operation with support from an Asian-Pacific government
*	Industrial ground water remediation for Coal Bed Methane (CBME) gas wells
*	Boiler input and polishing in the U. S., Japan and Asia
*	Ground water remediation with a leading International Water Systems entity
*	Ground water remediation in conjunction with the State of Texas and the World Bank
*	Multiple CDT Mobile Systems from international governments and coal bed methane suppliers.

The Company's manufacturing business plan is available which includes the capital equipment required for the 160,000 square foot facility. The Company's manufacturing plan includes an overview of the manufacturing process.

The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is negotiating the following options:

*	Comprehensive financing from various government entities within the State of Texas
*	Working capital from a Regional Investment Bank, including equity and debt
*	Expansion of current strategic and investment alliances
*	International joint ventures
*	An alliance with industry and government partners to accelerate pilot systems for the Powder River CBME Gas Wastewater Remediation Project
*	Convertible debt financing from private investment group

Management believes that the required funding for operations will be achieved. However, there is no assurance that such funding will be obtained in the time cycle required to support the Company's Business Plan.

Limited Operating History

The Company has had a limited operating history upon which an evaluation of its future performance and prospects could be made. The Company's prospects must be considered in light of the risks, expenses, delays, problems, and difficulties frequently encountered in the establishment of a new business in an emerging and evolving industry. Since inception, the Company has recognized no revenues prior to the fourth quarter of 2003 and has incurred operating losses resulting in a working capital deficit. Inasmuch as the Company will have an increasing level of operating expenses and will be required to make significant up-front expenditures in connection with the development of its business and its planned manufacturing facility, the Company anticipates that losses will continue for at least the next twelve months. There can be no assurance that the Company will be able to generate significant revenues or achieve profitable operations. In addition to the efforts described above, the Company will engage in a variety of research and development activities including continuing Joint Venture Development Contracts during the next 12 months.

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

As previously indicated, utilization of the Company's CDT technology will require the establishment of a carbon aerogel production facility to produce CDT systems for clients which incorporate carbon aerogel-based capacitive deionization technology. The Company plans to complete a 160,000 square foot production facility in Texas. The manufacturing facility capital equipment requirements during the first two years will total approximately $13 million. Combined with working capital requirements, total funds of $19 million will be required. The Company has incentive commitments for approximately $4 million of the required $13 million for the manufacturing capital equipment.

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

Other Business Matters

Government Approvals and Regulations

The Company understands that governmental approvals, particularly those from the Environmental Protection Agency with respect to emission controls at any aerogel manufacturing facility established by the Company, will be necessary for the establishment of the Company's operations. The Company is currently working with the Texas Commission on Environmental Quality and other regulatory agencies to insure that all environment requirements are met for the North Texas CDT manufacturing facility. In addition, the Company believes that compliance with federal, state, and local laws or regulations which have been enacted or adopted to regulate the environment have not to date, nor are they expected to have a material adverse effect in the future, upon the Company's operations, product development, capital expenditures, earnings, competition, or financial position. The expenditures required allowing the Company to comply with Environmental Protection Agency statutes and regulations are included in the financial plan to establish the manufacturing facility.

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

Item 7: Financial Statements.

Information required by this item appears in the Financial Statements and Auditor's Report for CDT Systems Inc. for December 31, 2003 and 2002 as listed under Item 13.

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

In April 2002, the Company's Board of Directors voted to change the Company's auditors. At that time, Jackson and Rhodes resigned as the Company's auditors and the Company executed an engagement letter with Weaver and Tidwell, LLP to become the Company's auditor effective for the year 2001 audit. This agreement was extended by the Company's Board of Directors to include years 2002 and 2003. The supportive information was filed with an 8K on April 17, 2002 and is available on the SEC's Edgar Website. Weaver and Tidwell LLP's opinion on the financial statements for the years 2003 and 2002 are part of this filing.

Item 8A: Disclosure Controls and Procedures

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

PART III

Item 9: Compliance with Section 16(a) of the Exchange Act.

The Company has not adopted a formal code of ethics that apples to the Company's principal executive officer, principal financial officer or principal accounting officer. To date, the Company has been a development stage entity with no principal operating activities, limited resources and only four employees. Because of these factors, the Company has not had the ability to adopt a formal code of ethics, but management expects to adopt such a code during 2004.

(Also see Item 11: Security Ownership of Certain Beneficial Owners and Management).

Item 10: EXECUTIVE COMPENSATION

Executive Name and Principal Position

Dallas Talley -	Chairman, CEO (and acting CFO until July 2003)
Chris Sheppard -	Chief Technology Officer
Phil Marshall	Chief Financial Officer, beginning July 1, 2003

		Accrued
Name	Year	Compensation (1)	Non-Cash Compensation (2)	Total Compensation
Dallas Talley	2003	$81,820	$57,500	$139,320
Phil Marshall	2003	$54,315	$11,685	$66,000
Dallas Talley	2002	$79,500	$52,500	$132,000

(1)	Amounts earned, not necessarily paid during the year.
(2)	Represents the issuance of common stock in satisfaction of unpaid compensation.

	Paid
Name	Year	Compensation (3)
Dallas Talley	2003	$18,399
Phil Marshall	2003	$ 7,860
Dallas Talley	2002	$15,473

(3)	Included in Accrued Compensation above.

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

The future success of the Company depends to a significant extent upon certain senior management, technical personnel, and development personnel. The Company also believes that its future success will depend in large part on its ability to hire and retain highly skilled technical, managerial, and marketing personnel, as well as to attract and retain replacements for or additions to such personnel. Demand for new, specially trained and experienced personnel has increased worldwide. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business. In order to reduce this risk to the Company, employment contracts are in effect for Mr. Talley, Mr. Sheppard, Mr. Marshall, Mr. Hexamer and Mr. Jones; each of those agreements has a two year term, modified to be effective on January 1, 2003 and ending on December 31, 2004, except for Mr. Marshall, whose agreement was effective July 1, 2003 with a two-year term. Mr. Sheppard has a two-year technology consulting contract which is also effective through December 31, 2004. Subject to financing, each agreement is automatically extended by an additional year upon each anniversary date of the agreement unless a 90-day written notice is provided to the executive.

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

The Company has reserved 800,000 shares for issuance under the 2000 Stock Option Plan and 1,200,000 shares under the 2001 Stock Option Plan. All the options under the 2001 Plan have been issued and 925,000 options are available under the 2001 Plan as of December 31, 2003.

Item 11: Security Ownership and Certain Beneficial Owners and Management

Directors and Officers of Registrant

The following persons served as directors of the Company for the year ending December 31, 2003:
[Shares issued as of December 31, 2003 totaled 16,581,799.]

Name and Age	Position	Director Since	Shares Beneficially Owned	% of Stock
Dallas Talley (70)	Chairman, CEO, Chief Financial Officer	1998	995,000 (1)	6.005.82
Thomas Friezen (45)	Chairman Audit Committee	1997	406,800	2.45
Takeshi Ogata (65)	Director	2000	185,000	1.12
Ann Heywood (58)	Chairman Compensation Committee	2000	100,000	0.60
Robert Blaney (49)	Director	2001	100,000	0.60
Joe R. Brooks (75)	Non-voting Secretary	1999	41,000	0.25

Advisory Board

Members of the Advisory Board for the year ending 12-31-03 include:
Name	Position	Member Since	Shares Beneficially Owned	% of Stock
Robert Gary	Chairman	2000	350,000	2.11
Chester Nosal	Member	2000	530,844	3.20
Tommy Thompson	Member	Dec. 2001	75,000.45

All current executive officers, Board of Directors and Advisory Board members as a group	3,820,644 (2)	23.04

(1)	Includes shares held by spouse.
(2)	Includes unexercised options.

Beneficial Owners:
Name	Number of Shares	% of Stock
Clark Vaught	2,472,500	14.91

Total Officers, Directors and Beneficial Owners	6,262,644	37.77

No officer or director listed in the foregoing table has any options or warrants to acquire additional shares, which are exercisable during the 60 days after the date hereof.

Board of Directors

The Company's Board of Directors at year-end 2003 consisted of (5) members. The Company's By-Laws permit the Board of Directors to consist of any number of members greater than two (2) as determined by the then current Board of Directors. The Advisory Board has been appointed by the Board of Directors to act as the nominating committee for selecting members of the Board of Directors which will be submitted to shareholders for proxy election at the 2003 annual meeting.

Dallas Talley, see MANAGEMENT

Tom Friezen, Mr. Friezen is chairman of the Audit Committee. Mr. Friezen, a registered CPA, is the CFO of a $150 million food processing company. He is responsible for financial, banking and legal activities of his company. He was responsible for two stock offerings and a public debt placement, which raised over $65 million in capital. He was also responsible for a $27 million business acquisition. He is also responsible for SEC Reporting and Compliance, taxation and shareholder relations within his company. He has served on the CDT Systems Board of Director since 1997.

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

Item 13: Exhibits and Reports on Form 8-K.

1. Financial Statements
Financial Statements of CDT Systems, Inc.		Page

(i)	Independent Auditor's Report	26

(ii)	Balance Sheets as of December 31, 2003 and 2002	27

(iii)	Statements of Operations for the years ended	28
	December 31, 2003 and 2002 and Cumulative Amounts Through December 31, 2003

(iv)	Statements of Changes in Stockholder's Equity (Deficit)	29
	for the years ended December 31, 2003 and 2002 and Cumulative Amounts Through December 31, 2003

(v)	Statement of Cash Flows for the years	30
	ended December 2003 and 2002 and Cumulative Amounts Through December 31, 2003

(vi)	Notes to Financial Statements	31-39
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

(10) Letter of Intent for the Establishment of a Joint Venture - CDT Systems, Inc./Air Water, Inc. Entered into on January 30, 2004.

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

8K was filed by the registrant on December 16, 2003 relating to the Company's establishment of a joint venture in Japan with Air Water, Inc.

8K was filed by the registrant on February 11, 2004 relating to the Company's approval for trading on the Over the Counter Bulletin Board and the completion of a joint venture in Japan.

Item 14: Principal Accountant Fees and Services

Aggregate fees billed for each of the last two fiscal years for professional services by the Company's principal accountant for the audit of the annual financial statements and review of the financial statements included in the Company's Forms 10-QSB amounted to $21,000 for the fiscal years 2000, 2001 and 2002 and $19,500 for 2003. The Company's audit committee has pre-approved all audit services.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 has been signed by the following persons in the capacities indicated on the 19th day of March, 2004.

Signature	Title

/s/ Dallas Talley	Chairman of the Board and Chief Executive Officer
Dallas Talley	(Principal Executive Officer)

/s/ Phil Marshall	Chief Financial Officer
Phil Marshall	(Principal Financial Officer)

/s/ Thomas Friezen	Director
Thomas Friezen

/s/ Takeshi Ogata	Director
Takeshi Ogata

/s/ Ann Heywood	Director
Ann Heywood

/s/ Robert Blaney	Director
Robert Blaney

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Capacitive Deionization Technology Systems, Inc.

We have audited the accompanying balance sheets of Capacitive Deionization Technology Systems, Inc. ("the Company") (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from January 1, 2000 (date entered development stage) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capacitive Deionization Technology Systems, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2000 (date entered development stage) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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
February 19, 2004

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS
December 31, 2003 and 2002

Assets

	2003	2002
Current assets:
Cash	$ 333	$ 729
Accounts receivable	10,000	-
Inventory	-	10,500
Total current assets	10,333	11,229

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(21,488)	(17,065)
Total furniture and equipment	3,806	8,229
	$ 14,139	$ 19,458

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 476,934	$ 435,374
Wages payable	724,034	738,249
Accrued liabilities	227,846	205,108
Customer deposits	78,700	93,700
Severance payable to shareholder	154,000	154,000
Current portion of long-term debt	247,671	90,671
Current portion of long-term debt - related parties	433,000	160,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	2,373,993	1,908,910

Long-term and convertible debt - related parties	10,000	13,000

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized; 16,581,799 and 12,979,304 shares issued and outstanding	1,658	1,297
Additional paid-in capital	7,994,471	7,235,282
Note receivable issued for stock	(45,500)	(61,250)
Common stock subscription	(11,111)	-
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(6,810,395)	(5,628,804)
Total stockholders' equity (deficit)	(2,394,854)	(1,977,452)
	$ 14,139	$ 19,458

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2003 and 2002
And Cumulative Operations as a Development State Entity (January 1 2000 through December 31, 2003

	2003	2002	Cumulative through December 31, 2003

Revenues	$ 15,000	$ -	$ 15,000

Operating expenses:
Cost of sales	10,935	-	10,935
Common stock and options issued for services --
General and administrative	180,240	380,385	1.858,064
Common stock and options issued for services --
Research and development	53,740	87,575	300,598
Other research and development	545,399	383,649	2,752,316
General and administrative (excluding amounts applicable to stock and options issued for services each period	321,332	526,102	1,632,589
	1,111,646	1,377,711	6,554,502

Loss from operations	(1,096,646)	(1,377,711)	(6,539,502)

Other income (expense):
Interest expense	(84,945)	(61,557)	(270,893)
Total other expense	(84,945)	(61,557)	(270,893)

Net loss	$ (1,181,591)	$ (1,439,268)	$ (6,810,395)

Basic net loss per common share:	$ (0.08)	$ (0.12)

Weighted average common shares outstanding	14,690,911	11,559,978

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2003, 2002, 2001 and 2000

				Note
			Additional	Receivable	Common
	Common Stock		Paid-in	Issued For	Stock	Accumulated
	Shares	Amount	Capital	Stock	Subscription	Deficit	Total
Balance, December 31, 1999 (Date of entrance as a development stage entity)	6,684,507	$ 668	$ 2,985,725	$ -	$ -	$(3,523,977)	$ (537,584)
Stock and warrants issued for cash	909,100	91	1,361,131	-	-	-	1,361,222
Shares issued to convert debt	200,000	20	99,980	-	-	-	100,000
Shares issued for services rendered	321,325	32	387,818	-	-	-	387,850
Stock options issued as compensation	-	-	357,261	-	-	-	357,261
Net loss	-	-	-	-	-	(2,511,225)	(2,511,225)
Balance, December 31, 2000	8,114,932	811	5,191,915	-	-	(6,035,202)	(842,476)
Stock and warrants issued for cash	306,500	31	153,004	-	-	-	153,035
Shares issued to convert accounts payable and debt	303,467	30	120,370	-	-	-	120,400
Shares issued for services rendered	1,351,002	135	605,467	-	-	-	605,602
Stock options issued as compensation	-	-	106,009	-	-	-	106,009
Net loss	-	-	-	-	-	(1,678,311)	(1,678,311)
Balance, December 31, 2001	10,075,901	1,007	6,176,765	-	-	(7,713,513)	(1,535,741)
Stock and warrants issued for cash	739,940	74	240,381	-	-	-	240,455
Shares issued to convert accounts payable and debt	561,534	49	175,343	-	-	-	175,392
Shares issued for services rendered	1,251,929	132	442,058	-	-	-	442,190
Shares issued for note receivable	350,000	35	174,965	(175,000)	-	-	-
Stock options issued as compensation	-	-	25,770	-	-	-	25,770
Allowance provided for note receivable	-	-	-	113,750	-	-	113,750
Net Loss	-	-	-	-	-	(1,439,268)	(1,439,268)
Balance, December 31, 2002	12,979,304	1,297	7,235,282	(61,250)	-	(9,152,781)	(1,977,452)
Stock and warrants issued for cash	1,332,644	133	228,769	-	-	-	228,902
Shares issued to convert accounts payable	1,061,669	6	285,551	-	-	-	285,557
Shares issued for services rendered	1,174,848	189	219,171	-	-	-	219,360
Stock options issued as compensation	-	-	14,620	-	-	-	14,620
Common stock subscription received	33,334	33	11,078	-	(11,111)	-	-
Allowance provided for note receivable	-	-	-	15,750	-	-	15,750
Net Loss	-	-	-	-	-	(1,181,591)	(1,181,591)
Balance, December 31, 2002	16,581,799	$ 1,658	$ 7,994,471	$ (45,500)	$ (11,111)	$(10,334,372)	$(2,394,854)

See accompanying notes to financial statements.

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002
And Cumulative Operations as a Development State Entity (January 1 2000 through December 31, 2003

	2003	2002	Cumulative through December 31, 2003
Cash flows from operating activities:
Net loss	$ (1,181,591)	$ (1,439,268)	$ (6,810,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,423	4,000	17,760
Shares issued for services	219,360	442,190	1,655,002
Writedown of note receivable	15,750	113,750	129,500
Changes in operating assets and liabilities:
Inventory	10,500	(10,500)	-
Accounts receivable	(10,000)	-	(10,000)
Accounts payable and accrued liabilities	569,640	564,664	2,160,934
Net cash used in operating activities	(357,123)	(299,394)	(2,353,539)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Sale of common shares and warrants	228,902	240,455	1,983,614
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	-	-	(17,894)
Proceeds from notes payable to stockholders	-	-	161,500
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	128,000	58,000	186,000
Net cash provided by financing activities	356,902	298,455	1,978,640

Net decrease in cash and cash equivalents	(396)	(939)	(389,068)

Cash at beginning of year	729	1,668	389,401

Cash at end of year	$ 333	$ 729	$ 333

Supplemental disclosure:
Total interest paid	$ -	$ -	$ 45,343

Non-cash transactions:
During 2003, the Company issued $285,557 of common stock for conversion of accounts and wages payable.
During 2003, the Company converted $249,000 of accounts and wages payable to notes payable.
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
December 31, 2003 and 2002

1. Summary of Significant Accounting Policies

Description of Business

Capacitive Deionization Technology Systems, Inc., which does business as CDT Systems, Inc. (CDT Systems), is the successor company to FarWest Group, Inc. By proxy vote the shareholders of the company approved changing the name of FarWest Group, Inc. to Capacitive Deionization Technology Systems, Inc. at the July 31, 2001 annual shareholders meeting. The Amended Articles of Incorporation were then filed with the State of Nevada and the company's bylaws were also amended. FarWest Group, Inc. (the "Company" or "FarWest") was organized under the laws of the state of Nevada in July 1996 to serve as a water technology company dedicated to advanced water filtration and purification. In July 1996 the Company was acquired in a reverse acquisition by Pro Vantage Corporation ("Pro Vantage"), an inactive public company which had been incorporated in the state of Florida in 1992. FarWest was the surviving corporation. Concurrently, FarWest Pump Company ("Pump Company"), an Arizona Corporation, became a wholly owned subsidiary of the Company. The transaction with Pro Vantage was accounted for as a "reverse acquisition" whereby FarWest acquired Pro Vantage in a transaction accounted for as a purchase. The purchase price was determined based on the fair value of Pro Vantage's net assets at the date of acquisition. Because Pro Vantage had no assets or liabilities, the purchase price was determined essentially to be zero and no goodwill was recognized in the transaction. See Note 2 regarding the Company's sale of Pump Company to Pump Company management. After disposition of Pump Company, the Company is considered a development stage company.

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

Management believes that the required funding for operations will be achieved during 2004. However, there is no assurance that such funding will be obtained in the time cycle required to support the Company's Business Plan.

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

The Company recorded $14,620 and $25,770 in expense during the years ended December 31, 2003 and 2002, respectively, under FASB Statement 123 for warrants issued to non-employees. The warrants were issued as services and financing costs in connection with certain sales of common stock of the Company. There is no future expense to be recorded in subsequent periods as of December 31, 2003. Pro forma expense for options issued to employees for 2003 was nominal. There were no options issued to employees in 2002. Pro forma cumulative net loss as a development stage entity through December 31, 2003, as if FASB 123 had been utilized for employee options would have been ($6,894,177). Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants and in 2003: dividend yield of 0.0 percent; expected volatility of 137 percent; risk free interest rates of 3.5 percent and expected lives of two years and in 2002: dividend yield of 0.0 percent; expected volatility of 222 percent; risk free interest rates of 3.0 percent; expected lives of two years.

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

Research and Development

Research and development expenditures are expensed when incurred. Research and development expenses amounted to $599,139 and $471,224 for the years ended December 31, 2003 and 2002, respectively.

Reclassifications

Certain reclassifications, having no effect on reported net loss, were made to prior year data to conform to the current year classification.

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

Effective January 1, 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("Interpretation 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not provide guarantees. As a result, this interpretation has not had a material impact on the financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities." Application of this interpretation is required for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003. Application of Interpretation 46 for all other types of variable interest entities is required for the Company effective March 31, 2004. The company has no arrangements or relationships with special-purpose or variable interest entities at December 31, 2003.

Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.

2. Discontinued Operations

Pump Company was formed to provide drilling and pump services in Arizona and Western New Mexico. It includes an operating division, Arizona Well Services, which provided wholesale parts services to Pump and other companies.

In the fourth quarter of 1998 discussions were initiated with Pump Company management for the purchase of the Pump Company. In March 1999 the Company's Board of Directors agreed to sell Pump Company to Pump Company's management. Such sale was completed in the fourth quarter of 1999. In order to induce Pump Company management to assume the net liabilities of Pump Company, CDT agreed to pay Pump Company $70,000. In addition, on January 31, 2000, CDT paid $200,000 to Pump Company to satisfy a CDT payable to a stockholder who had assigned the receivable to Pump Company. The Company also assumed a note payable in the amount of approximately $63,000 in connection with the sale of Pump Company. The Company still owes $31,808 to Pump Company as of December 31, 2003.

3. Related Party Transactions

During October 2000, a principal shareholder and co-founder resigned as Chairman, Director and Chief Executive Officer ("CEO"). As part of the severance agreement, the Company agreed to pay the former CEO $11,000 per month for fourteen months and the Former CEO agreed to return 238,000 common shares of the Company. In addition, an account payable of $56,000 to the former CEO was cancelled. The payments to the former CEO have not begun and are included in accounts and notes payable to shareholder in the accompanying balance sheet at December 31, 2003. The Company has not yet received the shares from the former CEO.

4. Income Taxes

There were no significant temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $7,900,000 and $6,700,000 at December 31, 2003 and 2002, respectively. These carryforwards will expire, if not utilized, in 2012-2018.

The Company has deferred tax assets amounting to approximately $2,890,000 and $2,430,000 at December 31, 2003 and 2002, respectively, related to the net operating loss carryovers. The realization of the benefits from these deferred tax assets appears uncertain due to recurring net losses. Accordingly, a valuation allowance has been recorded which entirely offsets the deferred tax assets at the end of each period. The components of the net deferred tax asset are as follows at December 31:

	2003	2002
Operating loss carryforwards	$ 2,890,000	$ 2,430,000
Accrued unpaid compensation	355,000	365,000
Note receivable allowance	47,000	41,000
Other	1,000	4,000
Deferred tax asset valuation allowance	(3,293,000)	(2,840,000)
	$ -	$ -

5. Long-term Debt, Notes Payable and Convertible Debt

As explained in Note 2, the Company has assumed a note in connection with the sale of the Pump Company. The 8% note is payable $1,200 per month, including interest, through February 2005 and is collateralized by real property owned by Pump Company. The note is in default and the entire amount ($45,171) has been classified as current as December 31, 2003.

The Company has borrowed $433,000 and $160,000 as of December 31, 2003 and 2002, respectively, from certain related parties. Certain of the notes are past due as of December 31, 2003. The notes bear interest at rates ranging from 12% to 18%.

The Company has certain other convertible debentures outstanding as of December 31, 2003 and 2002, bearing interest at rates from 10% to 12%.

The debentures mature at various dates from December 31, 2003 to August 2005 and are convertible, as of December 31, 2003 into 2,171,411 shares of common stock of the Company.

The Company accrued $30,023 and $490 in interest to related parties in 2003 and 2002, respectively. No interest was paid.

Following is a summary of maturities of long-term debt and convertible debentures as of December 31, 2003:

Year	Amount
2004 or past due	$ 680,671
2005	35,000
$ 715,671

6. Capital Stock

The Company issued 1,332,644 shares for $228,902 at various dates during 2003 in a private placement at prices ranging from $.17 to $.25 per share.

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

The Company has issued stock options and warrants. A summary of the status of stock options and warrants is set forth below for the years ended December 31:

	2003			2002
	Shares	Wgt. Avg. Exercise Price	Price Range	Shares	Wgt. Avg. Exercise Price	Price Range
Outstanding, beginning	2,051,336	$ 1.06	$.33-$2.50	2,272,336	$ 1.00	$.33-$2.50

Granted	610,000	$ 0.83	$.17-$2.50	245,000	$ 0.50	$.33-$2.00

Expired	(58,000)	$ 0.50		(324,000)	$ 0.50

Exercised	(325,003)	$ 0.36	$.25-$.50	(142,000)	$ 0.50	$.33-$.50

Outstanding, ending	2,278,333	$ 0.94	$.17-$2.50	2,051,336	$ 1.06	$.33-$2.50

Options exercisable, ending	1,998,333	$ 1.05	$.17-$2.50	2,026,336	$ 1.06	$.33-$2.50

The weighted average grant date fair value of options and warrants issued during the periods ended December 31, 2003 and 2002 was $.04 and $.50, respectively.

Following is a summary of the common shares issued for services rendered during the years ended December 31, 2003 and 2002:

	Date	Number of Shares	Expense
Professional services	Jan - Mar - 02	196,619	98,310
Professional services	April -- June - 02	272,000	136,000
Professional services	July - Sept - 02	323,050	92,815
Professional services	Oct - Dec - 02	460,260	115,065

Total issued in 2002		1,251,929	$ 442,190

	Date	Number of Shares	Expense
Professional services	Jan - Mar - 03	155,600	$38,900
Professional services	April -- June - 03	1,241,400	261,735
Professional services	July - Sept - 03	174,900	50,422
Professional services	Oct - Dec - 03	397,052	131,697

Total issued in 2003		1,174,848	$ 219,360

7. Commitments and Contingencies

Lease Commitments

The Company leases office space on a month-to-month basis. Rent expense for the years ended December 31, 2003 and 2002 amounted to $20,800 and $27,288, respectively.

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

In the first quarter of 2003, one of the ex-employees agreed to a negotiated settlement whereby the Company would issue the ex-employee Rule 144 common stock. The Company completed the transaction, whereby the Rule 144 restriction was removed from the shares. The ex-employee has quarterly limitation on the amount of shares which can be sold. The resultant liability for the value of the settlement shares was accrued at December 31, 2002.

The Plaintiffs again filed an appeal to review the statue of limitations ruling. On August 21, 2003, the Court of Appeals for the State of Arizona, Division One, found in favor of the Company on the basis that the plaintiffs' claims were time barred pursuant to Arizona Revised Statutes. The Court of Appeals also found that the Company, as the prevailing party, is entitled to certain costs in its appeals process. The plaintiffs' only remaining appeal process was to the Arizona Supreme Court. The time for the filing of a motion for reconsideration or petition for review has expired. The plaintiffs have also been directed by the court to compensate the Company for legal expenses incurred.