Form 10QSB
period 2004-03-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2004-05-17
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

Capacitive Deionization Technology Systems, Inc.
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

(1) Yes X No
(2) Yes X No

The number of shares outstanding of the registrant's $.0001 par value common stock as of April 30, 2004 was 17,779,199.

Capacitive Deionization Technology Systems, Inc.

Index			Page
Part I	Financial Information

	Item 1	Financial statements

		Balance Sheets as of March 31, 2004 and December 31, 2003	3

		Statements of Operations for the Three Months Ended March 31, 2004 and 2003 and Cumulative Amounts Through March 31, 2004	4

		Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 and Cumulative Amounts Through March 31, 2004	5

		Notes to Financial Statements	6-8

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3	Controls and Procedures	10

Part II	Other Information

	Item 2	Changes in Securities	10

	Item 6	Exhibits and Reports on Form 8-K	10

Signature page			11

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS
December 31, 2003 and 2002

Assets

	March 31, 2004	December 31, 2003
Current assets:	(Unaudited)	(Audited)
Cash	$ 14,258	$ 333
Accounts receivable	-	10,000
Total current assets	14,258	10,333

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(21,885)	(21,488)
Total furniture and equipment	3,409	3,806
	$ 17,667	$ 14,139

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 427,873	$ 476,934
Wages payable	668,024	724,034
Accrued liabilities	264,307	227,846
Customer deposits	203,700	78,700
Severance payable to shareholder	154,000	154,000
Current portion of long-term debt	247,671	247,671
Current portion of long-term debt - related parties	433,000	433,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	2,430,383	2,373,993

Long-term and convertible debt - related parties	10,000	10,000
Other long-term debt	157,425	25,000

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized; 17,675,499 and 16,581,799 shares issued and outstanding	1,767	1,658
Additional paid-in capital	8,265,787	7,994,471
Note receivable issued for stock	(45,500)	(45,500)
Common stock subscription	(11,111)	(11,111)
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(7,267,107)	(6,810,395)
Total stockholders' equity (deficit)	(2,580,141)	(2,394,854)
	$ 17,667	$ 14,139

See accompanying notes to financial statements.
3

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2003
And Cumulative Operations as a Development State Entity (January 1 2000 through March 31, 2004)

	2004	2003	Cumulative through March 31, 2004

Revenues	$ -	$ -	$ 15,000

Operating expenses:
Cost of sales	-	-	10,935
Common stock and options issued for services --
General and administrative	69,125	33,900	1,927,189
Common stock and options issued for services --
Research and development	35,000	5,000	335,598
Other research and development	210,732	133,321	2,963,048
General and administrative (excluding amounts applicable to stock and options issued for services each period	109,745	62,240	1,742,334
	424,602	234,461	6,979,104

Loss from operations	(424,602)	(234,461)	(6,964,104)

Other income (expense):
Interest expense	(32,110)	(11,563)	(303,003)
Total other expense	(32,110)	(11,563)	(303,003)

Net loss	$ (456,712)	$ (246,024)	$ (7,267,107)

Basic net loss per common share:	$ (0.03)	$ (0.02)

Weighted average common shares outstanding	17,203,632	13,152,837

See accompanying notes to financial statements.
4

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
And Cumulative Operations as a Development State Entity (January 1 2000 through March 31, 2003)

	2004	2003	Cumulative through March 31, 2004

Cash flows from operating activities:
Net loss	$ (456,712)	$ (246,024)	$ (7,267,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	397	1,250	18,157
Shares issued for services	104,125	38,900	1,759,127
Stock options issued as compensation	-	-	503,660
Writedown of note receivable	-	15,750	129,500
Changes in operating assets and liabilities:
Accounts receivable	10,000	-	-
Inventory	-	-	-
Accounts payable and accrued liabilities	110,390	165,001	2,271,324
Net cash used in operating activities	(231,800)	(25,123)	(2,585,339)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Sale of common shares and warrants	113,300	25,000	2,096,914
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	-	-	(17,894)
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	132,425	-	318,425
Proceeds from notes payable to stockholders	-	-	161,500
Net cash provided by financing activities	245,725	25,000	2,224,365

Net increase (decrease) in cash and cash equivalents	13,925	(123)	(375,143)

Cash at beginning of year	333	729	389,401

Cash at end of year	$ 14,258	$ 606	$ 14,258

Supplemental disclosure:
Total interest paid	$ -	$ -	$ 45,343

Non-cash transactions:
During 2004, the Company issued 216,000 common shares to settle $50,000 accounts payable and $4,000 accrued wages.

See accompanying notes to financial statements.
5

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2004

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

     Business opportunities for the next twelve months will be dependent on the company's ability to finance and expedite the completion of its planned manufacturing facility in Texas. Current opportunities require CDT production by year end 2004 of more than 5,000 CDT AquaCells per month. Limited CDT production is projected beginning in the third quarter 2004. The Company has commitments from senior engineering, operations, financial and manufacturing professionals to join the Company immediately after the completion of financing.

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

     The Company is dependent upon the proceeds of private placements and strategic alliances of the Company's securities to implement its business plan and to finance its working capital requirements. Should the Company's plans or its assumptions change or prove to be inaccurate or offering proceeds are insufficient to fund the Company's operations, the Company would be required to seek additional financing sooner than anticipated. Management is confident it will be able to continue raising funds in the balance of 2004 through private placements and investment/distribution agreements.

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

(c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 which will be included in the Company's Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

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

The Company issued no options or warrants to employees during the quarter ended March 31, 2004 and 2003.

Item 2 Management's discussion and analysis of financial condition and results of operations.

Results of operations.

 To date the Company has recognized nominal revenue. Operating expenses were increased to $424,602 compared to $234,461 in the first quarter of 2003, principally due to the amount of cash raised from sales of common stock, a deposit from the Japanese joint venture and convertible debentures. Research and development expenditures for the first quarter of 2004 increased to $245,732 compared to $138,321 in the first quarter of 2003. R & D expenses totaled 58% of operating expenses in the first quarter of 2004 compared to 59% in 2003.

 During the first quarter 2004, three-year convertible debentures, convertible at $.50 per share, provided $132,425 to the Company. In addition, a private placement of 1,093,700 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $113,300 in cash through the issuance of 461,200 shares; 140,000 shares were issued for $35,000 of engineering services, 276,500 shares were issued for $69,125 of professional services; and 216,000 shares were issued to settle $50,000 of accounts payable and $4,000 of wages payable.

During the first quarter 2003, a private placement of 262,600 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $25,000 in cash (107,000 shares); 20,000 shares were issued for $5,000 of engineering services, 120,600 shares were issued for $30,150 of professional services; and 15,000 shares were issued for $3,750 of services provided by an Advisory Board member.

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

Part II Other Information

Item 2. Changes in Securities

During the first quarter 2004, three-year convertible debentures, convertible at $.50 per share, provided $132,425 to the Company. In addition, a private placement of 1,093,700 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $113,300 in cash through the issuance of 461,200 shares; 140,000 shares were issued for $35,000 of engineering services, 276,500 shares were issued for $69,125 of professional services; and 216,000 shares were issued to settle $50,000 of accounts payable and $4,000 of wages payable.

During the first quarter 2003, a private placement of 262,600 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $25,000 in cash (107,000 shares); 20,000 shares were issued for $5,000 of engineering services, 120,600 shares were issued for $30,150 of professional services; and 15,000 shares were issued for $3,750 of services provided by an Advisory Board member.

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

Dated: May 17, 2004

Capacitive Deionization Technology Systems, Inc.
/s/ Phil Marshall
Phil Marshall
Chief Financial Officer

Dated: May 17, 2004

