Form 10KSB/A
period 2003-12-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2004-05-20
CIK 1098584

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission file number 0-28291

Capacitive Deionization Technology Systems, Inc.
Operating under CDT Systems, Inc.
(Name of small business issuer in its charter)

Nevada	86-0867960
(State or other jurisdiction of	(I.R.S. Employer Identification
Incorporation or organization

13636 Neutron Rd., Dallas, TX	75244-4410
(Address of principal executive office)	(Zip Code)

Issuer's telephone number (972) 934-1586

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
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

Introductory Statement

Capacitive Deionization Technology Systems, Inc., filed its Form 10-KSB for the year ended December 31, 2003, on March 19, 2004. The originally filed Form 10-KSB inadvertently omitted the a line of other long term debt on the Balance Sheet and a line covering stock options issued as compensation on the Statement of Cash Flows. This amendment contains no other changes to the 10-KSB.

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

The Company is negotiating with potential alliance partners, domestic and international, capable of engineering and executing major water treatment plant construction and operations. In addition to the financing from equity investments made by strategic partners, system contracts will include deposits of 20% of the contract value as well as progress payments during the construction of the CDT system. In addition a technology services contract is required with each contract. This service ranges from six to ten percent annually of the CDT Systems contract value.

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

Chris Sheppard, Chief Technology Officer, has had management experience in several high technology fields including the "Star Wars" SDI program. His experience includes engineering and F&D management positions with Kaman Aerospace, Martin Marietta and Lockheed Missile Systems Group. He was also a founder, principal and chief engineer of Anaphoric Engineering and Photon Sciences International. He has been closely aligned with Lawrence Livermore National Laboratories and was instrumental in securing FarWest Group's CDT license. Since co-founding FarWest Group in 1997, he has been responsible for the development and commercialization of the CDT technology.

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

The future success of the Company depends to a significant extent upon certain senior management, technical personnel, and development personnel. The Company also believes that its future success will depend in large part on its ability to hire and retain highly skilled technical, managerial, and marketing personnel, as well as to attract and retain replacements for or additions to such personnel. Demand for new, specially trained and experienced personnel has increased worldwide. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business. In order to reduce this risk to the Company, employment contracts are in effect for Mr. Talley,, Mr. Marshall, Mr. Hexamer and Mr. Jones; each of those agreements has a two year term, modified to be effective on January 1, 2003 and ending on December 31, 2004, except for Mr. Marshall, whose agreement was effective July 1, 2003 with a two-year term. Mr. Sheppard has a two-year technology consulting contract which is also effective through December 31, 2004. Subject to financing, each agreement is automatically extended by an additional year upon each anniversary date of the agreement unless a 90-day written notice is provided to the executive.

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

Item 11: Security Ownership and Certain Beneficial Owners and Management

Directors and Officers of Registrant

The following persons served as directors of the Company for the year ending December 31, 2003:
[Shares issued as of December 31, 2003 totaled 16,581,799.]

Name and Age	Position	Director Since	Shares Beneficially Owned	% of Stock
Dallas Talley (70)	Chairman, CEO, Chief Financial Officer	1998	995,000 (1)	6.00
Thomas Friezen (45)	Chairman Audit Committee	1997	406,800	2.45
Takeshi Ogata (65)	Director	2000	185,000	1.12
Ann Heywood (58)	Chairman Compensation Committee	2000	100,000	0.60
Robert Blaney (49)	Director	2001	100,000	0.60
Joe R. Brooks (75)	Non-voting Secretary	1999	41,000	0.25

Advisory Board

Members of the Advisory Board for the year ending 12-31-03 include:

Name	Position	Member Since	Shares Beneficially Owned	% of Stock
Robert Gary	Chairman	2000	350,000	2.11
Chester Nosal	Member	2000	530,844	3.20
Tommy Thompson	Member	Dec. 2001	75,000.45

All current executive officers, Board of Directors and Advisory Board members as a group	3,820,644 (2)	23.04

(1)	Includes shares held by spouse.
(2)	Includes unexercised options.

Beneficial Owners:
Name	Number of Shares	% of Stock
Clark Vaught	2,472,500	14.91

Total Officers, Directors and Beneficial Owners	6,262,644	37.77

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

/s/ WEAVER & TIDWELL, L.L.P.

Dallas, Texas
February 19, 2004

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS
December 31, 2003 and 2002

Assets

	2003	2002
Current assets:
Cash	$ 333	$ 729
Accounts receivable	10,000	-
Inventory	-	10,500
Total current assets	10,333	11,229

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(21,488)	(17,065)
Total furniture and equipment	3,806	8,229
	$ 14,139	$ 19,458

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 476,934	$ 435,374
Wages payable	724,034	738,249
Accrued liabilities	227,846	205,108
Customer deposits	78,700	93,700
Severance payable to shareholder	154,000	154,000
Current portion of long-term debt	247,671	90,671
Current portion of long-term debt - related parties	433,000	160,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	2,373,993	1,908,910

Long-term and convertible debt - related parties	10,000	13,000
Other long term debt	25,000	75,000

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized; 16,581,799 and 12,979,304 shares issued and outstanding	1,658	1,297
Additional paid-in capital	7,994,471	7,235,282
Note receivable issued for stock	(45,500)	(61,250)
Common stock subscription	(11,111)	-
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(6,810,395)	(5,628,804)
Total stockholders' equity (deficit)	(2,394,854)	(1,977,452)
	$ 14,139	$ 19,458

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

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002
And Cumulative Operations as a Development State Entity (January 1 2000 through December 31, 2003
	2003	2002	Cumulative through December 31, 2003

Cash flows from operating activities:
Net loss	$ (1,181,591)	$ (1,439,268)	$ (6,810,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,423	4,000	17,760
Shares issued for services	219,360	442,190	1,655,002
Stock options issued for compensation	14,620	25,770	503,660
Writedown of note receivable	15,750	113,750	129,500
Changes in operating assets and liabilities:
Inventory	10,500	(10,500)	-
Accounts receivable	(10,000)	-	(10,000)
Accounts payable and accrued liabilities	569,640	564,664	2,160,934
Net cash used in operating activities	(357,298)	(299,394)	(2,353,539)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Sale of common shares and warrants	228,902	240,455	1,983,614
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	-	-	(17,894)
Proceeds from notes payable to stockholders	-	-	161,500
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	128,000	58,000	186,000
Net cash provided by financing activities	356,902	298,455	1,978,640

Net decrease in cash and cash equivalents	(396)	(939)	(389,068)

Cash at beginning of year	729	1,668	389,401

Cash at end of year	$ 333	$ 729	$ 333

Supplemental disclosure:
Total interest paid	$ -	$ -	$ 45,343

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

Following is a summary of the common shares issued for services rendered during the years ended December 31, 2003 and 2002:

		Number
	Date	of Shares	Expense

Professional services	Jan - Mar - 02	196,619	98,310
Professional services	April -- June - 02	272,000	136,000
Professional services	July - Sept - 02	323,050	92,815
Professional services	Oct - Dec - 02	460,260	115,065

Total issued in 2002		1,251,929	$ 442,190

	Date	Number of Shares	Expense

Professional services	Jan - Mar - 03	155,600	$38,900
Professional services	April -- June - 03	1,241,400	261,735
Professional services	July - Sept - 03	174,900	50,422
Professional services	Oct - Dec - 03	397,052	131,697

Total issued in 2003		1,174,848	$ 219,360

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