Form 10QSB
period 2004-06-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2004-08-16
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

(1) Yes X No
(2) Yes X No

The number of shares outstanding of the registrant's $.0001 par value common stock as of July 31, 2004 was 18,462,026.

Capacitive Deionization Technology Systems, Inc.

Index		Page
Part I	Financial Information

Part II	Other Information
Item 2	Changes in securities	10

Item 6	Exhibits and Reports on Form 8-K	10

Signature page	11

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	June 30, 2004	December 31, 2003
Current assets:	(Unaudited)	(Audited)
Cash	$ 747	$ 333
Accounts receivable	-	10,000
Total current assets	747	10,333

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(22,283)	(21,488)
Total furniture and equipment	3,011	3,806
	$ 3,758	$ 14,139

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 348,471	$ 476,934
Wages payable	748,657	724,034
Accrued liabilities	278,914	227,846
Customer deposits	203,700	78,700
Severance payable to shareholder	235,000	154,000
Current portion of long-term debt	252,612	247,671
Current portion of long-term debt - related parties	433,000	433,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	2,532,162	2,373,993

Long-term and convertible debt - related parties	10,000	10,000
Other long-term debt	157,425	25,000

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized; 18,012,899 and 16,581,799 shares issued and outstanding	1,801	1,658
Additional paid-in capital	8,361,591	7,994,471
Note receivable issued for stock	-	(45,500)
Common stock subscription	(11,111)	(11,111)
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(7,524,133)	(6,810,395)
Total stockholders' equity (deficit)	(2,695,829)	(2,394,854)
	$ 3,758	$ 14,139

See accompanying notes to financial statements.
3

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2004 and 2003
And Cumulative Operations as a Development Stage Entity (January 1 2000 through June 30, 2004)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative through
	2004	2003	2004	2003	June 30, 2004

Revenues	$ -	$ -	$ -	$ -	$ 15,000

Operating expenses:
Cost of sales	-	-	-	-	10,935
Common stock and options issued for services --
General and administrative	43,588	60,688	112,713	94,588	1,970,777
Common stock and options issued for services --
Research and development	17,250	23,547	52,250	28,547	352,848
Other research and development	75,195	71,766	285,927	205,087	3,038,243
General and administrative (excluding amounts applicable to stock and options issued for services each period	89,686	58,530	199,431	120,771	1,832,020
	225,719	214,531	650,321	448,993	7,204,823

Loss from operations	(225,719)	(214,531)	(650,321)	(448,993)	(7,189,823)

Other income (expense):
Other income	8,946	-	8,946	-	8,946
Interest expense	(40,253)	(14,878)	(72,363)	(26,441)	(343,256)
Total other income (expense)	(31,307)	(14,878)	(63,417)	(26,441)	(334,310)

Net loss	$ (257,026)	$ (229,409)	$ (713,738)	$ (475,434)	$ (7,524,133)

Basic and diluted net loss per common share:	$ (0.01)	$ (0.02)	$ (0.04)	$ (0.03)

Weighted average common shares outstanding	17,934,999	14,172,037	17,569,316	13,662,437

See accompanying notes to financial statements.
4

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
And Cumulative Operations as a Development Stage Entity (January 1, 2000 through June 30, 2004)
(unaudited)

	2004	2003	Cumulative through June 30, 2004

Cash flows from operating activities:
Net loss	$ (713,738)	$ (475,434)	$ (7,524,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	795	2,500	18,555
Writedown of note receivable	-	15,750	129,500
Shares issued for services	148,475	123,135	1,803,477
Stock options and warrants issued for services	16,488	-	520,148
Changes in operating assets and liabilities:
Accounts receivable	10,000	-	-
Accounts payable and accrued liabilities	264,669	265,032	2,425,603
Net cash used in operating activities	(273,311)	(69,017)	(2,626,850)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Sale of common shares and warrants	148,300	56,339	2,131,914
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	(12,000)	-	(29,894)
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	137,425	13,000	323,425
Proceeds (payments) - notes payable to stockholders	-	-	161,500
Net cash provided by financing activities	273,725	69,339	2,252,365

Net increase (decrease) in cash and cash equivalents	414	322	(388,654)

Cash at beginning of year	333	729	389,401

Cash at end of year	$ 747	$ 1,051	$ 747

Supplemental disclosure:
Total interest paid	$ -	$ -	$ 45,343

Non-cash transactions:
During 2004, the Company issued 216,000 common shares to settle $50,000 accounts payable and $4,000 accrued wages.

     During 2004, the Company negotiated a settlement of an account payable in which the note receivable issued for         stock of $45,000 was returned to the creditor for $95,900 in accounts payable, resulting in other income of $50,400.

During 2003, the Company issued 710,000 common shares for $177,500 in accrued salaries.
See accompanying notes to financial statements.
5

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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

(c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 which is included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

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

The Company issued no options or warrants to employees during the quarter ended June 30, 2004 and 2003.

Item 2 Management's discussion and analysis of financial condition and results of operations.

Results of operations.

      To date the Company has recognized nominal revenue. Operating expenses were increased to $225,719 compared to $214,531 in the second quarter of 2003, principally due to the amount of cash raised from sales of common stock and convertible debentures. Research and development expenditures for the second quarter of 2004 increased to $75,195 compared to $71,766 in the second quarter of 2003. R & D expenses totaled 41% of operating expenses in the second quarter of 2004 compared to 44% in 2003.

     During the second quarter 2004, three-year convertible debentures, convertible at $.20 per share, provided $5,000 to the Company. In addition, a private placement of 337,400 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $35,000 in cash through the issuance of 160,000 shares; 108,400 shares were issued for $27,100 of professional services and 69,000 shares were issued for $17,250 of engineering services.

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

Part II Other Information

Item 2. Changes in Securities

During the second quarter 2004, three-year convertible debentures, convertible at $.20 per share, provided $5,000 to the Company. In addition, a private placement of 337,400 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $35,000 in cash through the issuance of 160,000 shares; 108,400 shares were issued for $27,100 of professional services and 69,000 shares were issued for $17,250 of engineering services.

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

Dated: August 13, 2004

Capacitive Deionization Technology Systems, Inc.
/s/ Phil Marshall
Phil Marshall
Chief Financial Officer

Dated: August 13, 2004