Form 10QSB
period 2004-09-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2004-11-19
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

The number of shares outstanding of the registrant's $.0001 par value common stock as of October 31, 2004 was 18,816,226.

Capacitive Deionization Technology Systems, Inc.

Index		Page
Part I	Financial Information

Part II	Other Information
Item 2	Changes in securities	10

Item 6	Exhibits and Reports on Form 8-K	10

Signature page	11

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	September30, 2004	December 31, 2003
Current assets:	(Unaudited)	(Audited)
Cash	$ 10,033	$ 333
Accounts receivable	-	10,000
Total current assets	10,033	10,333

Furniture and equipment	25,294	25,294
Less accumulated depreciation	(22,680)	(21,488)
Total furniture and equipment	2,614	3,806
	$ 12,647	$ 14,139

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 317,760	$ 476,934
Wages payable	776,119	724,034
Accrued liabilities	244,113	227,846
Customer deposits	203,700	78,700
Severance payable to shareholder	235,000	154,000
Current portion of long-term debt	334,816	247,671
Current portion of long-term debt - related parties	443,000	433,000
Payable to former subsidiary	31,808	31,808
Total current liabilities	2,586,316	2,373,993

Long-term and convertible debt - related parties	-	10,000
Other long-term debt	362,425	25,000

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized; 18,646,026 and 16,581,799 shares issued and outstanding	1,864	1,658
Additional paid-in capital	8,523,826	7,994,471
Note receivable issued for stock	-	(45,500)
Common stock subscription	(11,111)	(11,111)
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(7,926,696)	(6,810,395)
Total stockholders' equity (deficit)	(2,936,094)	(2,394,854)
	$ 12,647	$ 14,139

See accompanying notes to financial statements.
3

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2004 and 2003
And Cumulative Operations as a Development Stage Entity (January 1 2000 through September 30, 2004)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative through
	2004	2003	2004	2003	September 30,2004

Revenues	$ -	$ 15,000	$ -	$ 15,000	$ 15,000

Operating expenses:
Cost of sales	-	10,935	-	10,935	10,935
Common stock and options issued for services -
General and administrative	29,258	35,373	141,971	129,961	2,000,035
Common stock and options issued for services -
Research and development	25,250	17,959	77,500	46,506	378,098
Other research and development	140,055	194,387	425,982	399,474	3,178,298
General and administrative (excluding amounts applicable to stock and options issued for services each period	154,693	64,568	354,124	185,339	1,986,713
	349,256	323,222	999,577	772,215	7,554,079

Loss from operations	(349,256)	(308,222)	(999,577)	(757,215)	(7,539,079)

Other income (expense):
Other income	(36)	-	8,910	-	8,910
Interest expense	(53,271)	(29,368)	(125,634)	(55,809)	(396,527)
Total other income (expense)	(53,307)	(29,368)	(116,724)	(55,809)	(387,617)

Net loss	$ (402,563)	$ (337,590)	$ (1,116,301)	$ (813,024)	$ (7,926,696)

Basic and diluted net loss per common share:	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.06)

Weighted average common shares outstanding	18,584,693	15,173,404	17,907,775	14,166,093

See accompanying notes to financial statements.
4

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003
And Cumulative Operations as a Development Stage Entity (January 1, 2000 through September 30, 2004)
(unaudited)

	2004	2003	Cumulative through September 30, 2004

Cash flows from operating activities:
Net loss	$ (1,116,301)	$ (813,024)	$ (7,926,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,192	3,750	18,952
Writedown of note receivable	-	15,750	129,500
Shares issued for services	192,300	167,702	1,847,302
Stock options and warrants issued for services	27,171	14,620	530,831
Changes in operating assets and liabilities:
Inventory and accounts receivable	10,000	10,500	-
Accounts payable and accrued liabilities	326,534	313,393	2,487,468
Net cash used in operating activities	(559,104)	(287,309)	(2,912,643)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(14,169)

Cash flows from financing activities:
Sale of common shares and warrants	201,550	133,880	2,185,164
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	(45,171)	-	(63,065)
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	412,425	153,000	598,725
Proceeds (payments) - notes payable to stockholders	-	-	161,500
Net cash provided by financing activities	568,804	286,880	2,547,744

Net increase (decrease) in cash and cash equivalents	9,700	(429)	(379,068)

Cash at beginning of year	333	729	389,401

Cash at end of year	$ 10,033	$ 300	$ 10,333

Supplemental disclosure:
Total interest paid	$ 11,829	$ -	$ 57,172

Non-cash transactions:
During 2004, the Company issued 359,160 common shares to settle $80,290 accounts payable and $9,500 accrued wages.
During 2004, the Company issued 75,000 common shares to settle $18,750 of a note payable.

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
September 30, 2004

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

    Business opportunities for the next twelve months will be dependent on the company's ability to finance and expedite the completion of its planned manufacturing facility in Texas. Current opportunities require CDT production by the second quarter of 2005 of more than 5,000 CDT AquaCells per month. Limited CDT production is projected beginning in the fourth quarter 2004. The Company has commitments from senior engineering, operations, financial and manufacturing professionals to join the Company immediately after the completion of financing.

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

(c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 which is included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

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

Results of operations.

      To date the Company has recognized nominal revenue. Operating expenses were increased to $349,256 compared to $323,222 in the third quarter of 2003, principally due to the amount of cash raised from sales of common stock and convertible debentures. Research and development expenditures for the third quarter of 2004 decreased to $140,055 compared to $194,387 in the third quarter of 2003. R & D expenses totaled 40% of operating expenses in the third quarter of 2004 compared to 60% in 2003.

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

Part II Other Information

Item 2. Changes in Securities

A private placement of 633,127 shares of the Company's rule 144 common stock was completed during the quarter ended September 30, 2004. The private placement provided the Company $53,250 in cash through the issuance of 239,667 shares; 74,300 shares were issued for $18,575 of professional services; 101,000 shares were issued for $25,250 of engineering services; 121,160 shares were issued for $30,290 of accounts payable; 22,000 shares were issued for  $5,500 of accrued wages; 75,000 shares were issued for $18,750 of notes payable and the Company recognized $10,683 in expense for certain warrants issued.

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

Dated: November 19, 2004

Capacitive Deionization Technology Systems, Inc.
/s/ Phil Marshall
Phil Marshall
Chief Financial Officer

Dated: November 19, 2004