Form 10KSB
period 2004-12-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2005-04-08
CIK 1098584

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

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
$.0001 par value common stock
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                      Yes   X       No

     Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [   ]

State issuer's revenues for its most recent fiscal year $0 .

     The aggregate market value of voting stock of the Registrant held by non-affiliates, computed by reference to the closing price of such stock on February 28, 2005, was approximately $3,964,205. For purposes of this computation, all executive officers, directors and ten percent (10%) beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and ten percent (10%) beneficial owners are affiliates.

State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

(As of February 28, 2005) 19,278,276 shares

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

In November 1999, FarWest's Board of Directors completed the sale of the Pump Company to the Pump Company's management by making deferred payments of $270,000 to Pump Company for its assumption of all existing liabilities.

Technology

In January 1997, the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology (CDT). (That technology is described below.) The manufacturing and marketing license is effective for the life of the patents (up to 17 years), with most such patents expiring by the year 2016. To maintain the license the Company must make contracted minimum annual royalty payments to Lawrence Livermore, in the amount of $25,000 per year. The Company will owe Lawrence Livermore royalty payments varying from one (1%) percent of product revenue to a maximum of five (5%) percent of product revenue. The Company is also liable to reimburse Lawrence Livermore for foreign patent filing fees. These fees are incurred by Lawrence Livermore as patents are filed and renewed in foreign countries. During 2004, these fees totaled over $71,000. Although the Company is the only licensee for water applications using the carbon aerogel technology which is the basis of the Company's capacitive deionization technology, the license is non-exclusive in that Lawrence Livermore could license other entities to use some or all of the technology covered by the existing license with the Company. However, any such license would be limited to Lawrence Livermore technology as it existed in 1996 and would not reflect any enhancements made by the Company. The Company originally named its product a "brick", but in 2003 filed an application to trademark the name "AquaCell™".

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

The Lawrence Livermore license authorizes the Company to enhance, manufacture and market CDT, specifically in the fields of:

Brackish Water and Seawater Conversion
Industrial and Agriculture Ground Water Remediation
Pure Water for Boiler Applications
Ultra Pure Water for Manufacturing
Nuclear Waste Remediation
Medical Applications

The aerogel product licensed from Lawrence Livermore Laboratories in January 1997 operated at low voltage levels (compatible with solar energy sources) with resulting favorable operating economics, however, the cost of manufacture with the original Lawrence Livermore technology was too expensive to be commercially competitive. Company efforts have been focused on cost reduction programs which also have improved the operational efficiency of the technology while reducing the manufacturing costs. Systems were also developed which allows the waste stream to access both sides of carbon aerogel, as opposed to the single side of carbon aerogel accessible in the Lawrence Livermore technology. The Company is continuing to develop proprietary improvements to further reduce the cost of the manufacturing process and improve the efficiencies.

Development

The Company had research and development expenses totaling approximately $701,000 for the year ending December 31, 2004, and $599,000 for the year ending December 31, 2003. Since licensing the technology the Company has spent over seven million dollars in research and development, manufacturing processes, and automation design. In pilot tests CDT has proven to be a successful technology for pure and ultra pure water requirements which require output water of one part per million total dissolved solids (TDS). CDT provides an effective solution for these applications, and is also effective when used in pure and ultra pure applications in conjunction with other water technologies. Test results also indicate that CDT is an economically viable technological alternative to reverse osmosis, the most widely used water purification system, for a broad spectrum of large-scale brackish water and industrial remediation and pure and ultra-pure applications.

While the basic carbon aerogel patent is owned by the U.S. Government, through The University of California and Lawrence Livermore, there are a number of improvements in material sciences and processing which have been developed by, and are proprietary to the Company, which are not required to be licensed back to Lawrence Livermore. These enhancements account for the significant improvement in the cost effectiveness of CDT. The Company's strategies include filing patents with regard to certain of the improvements, treating other improvements and developments as trade secrets and pursuing intellectual property strategies for the protection of the technology developed by the Company from the Lawrence Livermore and internally developed technology. The Company requires that a Confidentiality Agreement be executed prior to providing technological information to prospective clients. The Company recognizes the risk of a prospective client violating the Confidentiality Agreement and knowingly disclosing the Company's proprietary information including trade secrets. The Company continues to monitor and enforce all such relationships and will vigorously enforce such agreements.

The Business

The Company is the sole business and technology partner of Lawrence Livermore for the development and commercialization of Carbon Aerogel for water purification applications. In 1997 Lawrence Livermore granted the Company a worldwide license for the manufacturing and distribution of Carbon Aerogel and Capacitive Deionization Technology (CDT™). Lawrence Livermore spent over $40 million and 10 years developing the technology to help solve the world's increasing water crisis. Today the world recognizes that water is our most vital resource. Water is essential for life and the economic health of communities throughout the world. However, global fresh water supplies are being consumed at a staggering rate. A severe water supply shortage is projected. It is estimated that over half a billion people depend on non-renewable sources. Many areas of the world presently lack an adequate supply of water. Technically, between the water that flows in rivers and that which lies in underground aquifers and in the oceans of the world, there is sufficient water to support the current population; however, only a small percentage (approx. 3%) of it is safe to drink or use for agriculture without some form of purification. According to experts on the world's water crisis, by the year 2025 the number of people that wi1l live in regions of severe water shortages will reach 3 billion.

Potential clients for the Company's CDT technology include government organizations in developing nations, particularly those in the Middle East, North Africa and Asia Pacific regions where access to sustainable amounts of potable water is of increasing concern. In addition to government organizations seeking to provide appropriate water supplies for their citizens, the Company has had discussions with domestic, international and humanitarian groups interested in the Company's technology as a means of providing relief in areas with significant medical problems exist which result from shortages of clean water. The recent Asian tsunami disaster has resulted in several groups inquiring about the Company's mobile systems for immediate and long-term reconstruction needs.

The technology has market applications in industries such as electronic manufacturing, food processing, medical and pharmaceutical manufacturing and multiple wastewater treatment applications. CDT is capable of treating a wide range of water inputs and has the unique capability to provide with a single CDT system a programmable range of outputs, including potable water for human consumption, agriculture and irrigation applications, or pure and ultra-pure water for industrial and medicinal use.

The Company has established an outsourcing arrangement with Carbon-Carbon Advanced Technology (C-CAT) in Fort Worth, Texas to provide Pyrolization technology and services to the Company. C-CAT is a NASA certified design and manufacturing contractor for carbon-carbon material sciences which includes aerogel. C-CAT's existing Pyrolization capacity will satisfy CDT Systems Pyrolization requirements forecast for 2005.

In January 2004, the Company completed a Joint Venture Agreement ("JV Agreement") with Air Water, Inc. of Osaka, Japan. Air Water will own 67% and the Company 33% of the CDT/Air Water Joint Venture. The Joint Venture will initially assemble AquaCells in Japan with carbon aerogel provided by the Company. If approved by the U.S. government, the Joint Venture would have first right of refusal to establish a turnkey manufacturing facility.

In December 2004, the Company established an outsourcing arrangement in Toronto, Canada for the polymerization of carbon aerogel. This partnership will provide contractual increasing quantities of carbon aerogel which will then be pyrolized at the C-Cat facility in Fort Worth. The Canadian capacity should satisfy CDT 's polymerization requirements as forecast for 2005.

With the outsourcing agreements with VML and C-CAT, combined with Air Water's packaging technology, the Company has the potential to reduce short-term capital requirements while accelerating the manufacturing schedule of CDT AquaCells.

The Company completed an exclusive license for carbohydrate-based porous carbon material science technology with TDA Research, Inc. (TDA) in Colorado. This technology, which is identified by the Company as "S-One", will provide both lower cost materials and a more friendly environmental manufacturing material basis.

CDT Systems has a marketing and manufacturing agreement with Radical Waters, Ltd., Johannesburg, South Africa for Electrochemical Activation (ECA) technology. Marketed as "Activated Water", this disinfection process destroys microbes and biologicals. It has been successfully tested on anthrax, botulism and other biologicals. In addition, it prevents bio-film or scaling build-up. Combining CDT with ECA technology provides a purification system which eliminates both contaminates and biologicals, as well as reducing scaling and fouling within the AquaCells.

The Company has introduced a CDT Mobile System for industrial and emergency applications. Governments are evaluating the CDT Mobile System for industrial remediation of brackish groundwater, including oil and gas and other contaminated ground water pump and clean applications. With ECA, the CDT Mobile Systems also meets anti-terror related biological needs. A CDT Mobile System provides immediate on site capacity to produce up to 30,000 gallons of potable water per day (depending on TDS levels) to help resolve emergency water requirements.

Sales and Marketing

CDT Systems' marketing strategy is to operate as a provider of CDT units and required electronic control systems to builders of water treatment plants and to contractors that provide environmental and industrial remediation systems. A significant portion of the sales and marketing budget is dedicated to providing pilot units on a demonstration, discounted or rental basis to prospective clients.

The Company's sales and marketing strategy is to emulate successful Original Equipment Manufacturers' (OEM) strategy. The headquarters marketing organization will consist of industry sales managers and application analysts; Brackish, Pure and Ultra Pure and Oil and Gas Managers will each have multiple industry specialists to support sales and marketing opportunities. The second phase will be to add geographic management in Asia-Pacific, Africas and the Americas. These managers may be located on site in their area. Additionally, industry and geographical management will be added when justified.

The Company does not plan to develop the capability to act as a prime contractor for engineering, constructing, operating, and owning treatment plants. It will engineer and construct pilot plants, and support the proposing, planning, training and maintenance activities of prime contractors who contract to install CDT-based plants. The Company will evaluate opportunities for Build to Own and Operate (BOO) and Build to Own, Operate and Transfer (BOOT) opportunities with prime contractors whereby the company will participate in an ongoing revenue stream.

The Company has successfully established potential alliance partners, domestic and international, capable of engineering and executing major water treatment plant construction and operations. Strategic partners are continuing to be provided demonstration Mini AquaCells to test and develop applications. Strategic partners are encouraged to also become equity investors and financial partners in the Company.

Item 2: Description of Properties.

The Company maintains Corporate offices at 13636 Neutron Rd., Dallas, Texas 75244. This includes approximately 3,500 square feet of corporate, administrative and operations space. An engineering laboratory has been equipped to manufacture the initial supply of the recently licensed S-One materials. An engineering computer center has also been established for source water testing and liaison with Texas A&M University and other strategic partners. Additional warehouse space is available in the immediate area on a month-by-month basis. This lease expires in December 2005. The Company has been at this location since December 2000 when the corporate headquarters were relocated from Tucson, Arizona.

The Company has had discussions with investment groups in Northern California to design and build a research and development center adjacent to Lawrence Livermore. The Research Center would be an approximate 25,000 square foot facility, with plans to install a CDT system capable of providing pure and ultra pure water to Lawrence Livermore, as well as potable water to the city of Livermore, CA.

Item 3: Legal Proceedings.

There were no legal proceedings instituted by or against the Company during 2003 or 2004.

Item 4: Submission of Matters to a Vote of Security Holders.

The Company has filed all quarterly and annual reports on a timely basis since the Company was relisted on the Over the counter Bulletin Board (OTCBB) with the trading symbol of CDTN in February 2004. The public may read and copy any material files with the SEC at the SEC's Public Relations Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Company has become an electronic filer and, as such, all items filed by the Company with the SEC which contain reports, information statements, and other information regarding issuers that file electronically with the SEC will be available at the SEC's website. That site is available at http://www.sec.gov. The Company also maintains an Internet site, which contains information about the Company. The site is available at http://www.CDTWater.com.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters.

Stock Prices and Dividend Information

The Common shares of the Company traded on the NASDAQ Over-the-Counter market under the trading symbol "FWST" from July 1996 through December 2, 1999, at which time the Company's shares were removed from the NASDAQ Over-the-Counter system and began to trade in the "pink sheets." The Company was approved by the NASD, effective February 10, 2004, for listing the Company on the Over the Counter Bulletin Board (OTCBB). The following NASDAQ supplied table sets forth for the period indicated the high and low bid prices during the period from January 1, 2003 to December 31, 2004. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. For current price information, CDT Systems shareholders are encouraged to consult publicly available sources. The current trading symbol is CDTN.

2004	High	Low
First Quarter	.51	.25
Second Quarter	.45	.21
Third Quarter	.50	.19
Fourth Quarter	.38	.20

2003	High	Low
First Quarter	.55	.30
Second Quarter	.40	.21
Third Quarter	.45	.25
Fourth Quarter	.51	.32

As disclosed in "Recent Financings" below, the Company sold unregistered securities at prices ranging from $.20 to $.25 in 2004 and from $.17 to $.25 in 2003.

As of February 28, 2005 the Company had 19,278,276 Common Shares issued and approximately seven hundred (700) shareholders of record.

Recent Financings and Sales of Unregistered Securities

During 2004, the Company issued $1,464,925 in convertible debt and notes payable.

A private placement of 440,700 shares of the Company's rule 144 common stock was completed during the quarter ended December 31, 2004. The private placement provided the Company $10,000 in cash through the issuance of 40,000 shares; 87,100 shares were issued for $21,775 of professional services; 61,000 shares were issued for $15,250 of engineering services; 112,600 shares were issued for $28,150 of accounts payable and 140,000 shares were issued for  $35,000 of accrued wages.

A private placement of 633,127 shares of the Company's rule 144 common stock was completed during the quarter ended September 30, 2004. The private placement provided the Company $53,250 in cash through the issuance of 239,667 shares; 74,300 shares were issued for $18,575 of professional services; 101,000 shares were issued for $25,250 of engineering services; 121,160 shares were issued for $30,290 of accounts payable; 22,000 shares were issued for $5,500 of accrued wages and 75,000 shares were issued for $18,750 of notes payable.

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

During the fourth quarter of 2003, a private placement of 1,101,461 shares of the Company's Rule 144 common stock was completed. Of this total, 439,844 shares were issued for cash amounting to $73,262. In addition, 351,669 shares were issued for accounts payable of $108,057, 43,400 shares were issued for engineering, research and development amounting to $7,359 and 266,548 shares were issued for legal and professional services amounting to $44,425.

During the third quarter of 2003, a private placement of 799,700 shares of the Company's Rule 144 common stock was completed. Of this total, 594,800 shares were issued for cash of $99,300. In addition, 30,000 shares were issued for accounts payable penalties amounting to $5,004, 70,000 shares were issued for engineering, research and development amounting to $11,682 and 104,900 shares were issued for legal and professional services amounting to $17,506.

During the second quarter of 2003, a private placement of 570,400 shares of the Company's Rule 144 common stock was completed. Of this total, 191,000 shares were issued for cash of $31,340. In addition, 15,000 shares were issued for accounts payable penalties of $2,500, 136,000 shares were issued for engineering, research and development amounting to $22,667, 212,400 shares were issued for legal and professional services amounting to $35,400 and 16,000 shares were issued for interest expense of $2,667. During the second quarter 2003, the Company issued 710,000 shares to officers in consideration of $177,500 of accrued salaries. Also during the second quarter, as ordered by a legal settlement, the Company issued 125,000 shares of common stock amounting to $31,250. These transactions, combined with the private placement mentioned above, resulted in a total of 1,405,400 shares being issued in the second quarter of 2003.

During the first quarter 2003, a private placement of 262,600 shares of the Company's rule 144 common stock was completed; 107,000 shares were issued for cash of $25,000; 20,000 shares were issued for engineering services amounting to $5,000, 120,600 shares were issued for professional services amounting to $30,150; and 15,000 shares were issued for services provided by an Advisory Board member amounting to $3,750.

The Rule 144 shares referred to above were issued in reliance upon Section 4(2) of the Securities Act of 1933.

The Company has no fixed dividend policy. The Board of Directors may consider dividend distributions from time to time having regard to operating results, capital requirements, and general financial condition and requirements. The Company has paid no dividends at any time. For the foreseeable future, it is anticipated that the Company will use all available cash to finance its operations and that dividends will not be paid to shareholders.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Results of Operations

In 2003, the Company recognized revenues of $15,000 through its new Japanese joint venture partner, Air Water, Inc. In 2004, there was no revenue recognized by the Company; however, in the second quarter of 2005, the Company anticipates generating an ongoing revenue stream, although such cannot be assured.

The Company was funded initially through the merger with the Pump Company and assets provided by the co-founder. The Company has obtained over $10 million working capital from private placements, debt financing and debt conversions. Strategic partners, management and private placements have provided more than $5 million of the working capital.

Primary usage of the working capital has been for continuing technology development. Significant amounts have been committed to improving and then developing new patentable manufacturing processes.

Operations for the Next Twelve Months

Business opportunities will rely on the Company executing its polymerization, pyrolization and assembly outsourcing plans. The Company plans to produce over 3,000 Aqua Cells in the next twelve months, dependent on financing and fully implementing outsourcing capacities.

To meet the fourth quarter 2005 and next year's anticipated product requirements, the Company must obtain the capital necessary for its planned Texas manufacturing facility, capital equipment and required personnel.

The Company has expanded its commitment to developing a team of strategic partners by providing demonstration AquaCells for technology and application testing. To date, demonstration AquaCells are implemented in Japan, Australia, Holland and Canada, as well as the U.S. Ongoing CDT application development is active at Texas A&M University, Texas Water Development Board, Colorado School of Mines, U.S. Bureau of Reclamation, as well as several multi-national corporate strategic partners' identified applications including:

*	Multi-year nationwide installations and a Joint Venture operation with R&D support from an Asian-Pacific government
*	Industrial ground water remediation for Coal Bed Methane (CBME) gas wells
*	Boiler input and polishing in the U. S. and Japan
*	Brackish water purification in conjunction with the State of Texas and the Water Development Board
*	Multiple CDT Mobile Systems from the U.S. and international governments for security requirements
*	Humanitarian Mobile On-site Reconstruction Purification Systems - Asia Pacific (Tsunami)
*	Chinese government test systems in cooperation with Texas A&M University.

Texas A&M University, the Texas Agricultural Experiment Station (TAES), and the Texas Water Resources Institute (TWRI) have executed a five-year Partnering Agreement with the Company to provide basic concepts, procedures and programs to provide programs of research, technology development and outreach between CDT Systems, Inc. and TWRI.

CDT Systems, TAES and TWRI will cooperate to develop comprehensive programs to achieve maximum efficiency in desalination and water treatment technologies. The parties will cooperate in the execution of the programs by providing the resources needed for the testing, evaluation and field usage of desalination technologies; where possible, the parties will consolidate and disseminate research results to cooperating industries and to the scientific community.

Texas A&M and the Company will implement the Partnering Agreement as a factor in achieving Texas A&M's goal of being the Advanced Water Technology and Support Center for Texas and North America, as well as a recognized Water Center for the World. To strengthen Texas A&M's position, the Company, with Texas A&M's support, plans to locate its manufacturing operations in the Bryan/College Station area.

The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is negotiating the following options:

*	Convertible debt financing from private investment group
*	Working capital from a Regional Investment Bank, including equity and debt
*	Expansion of current strategic and investment alliances
*	International joint ventures
*	An alliance with industry and government partners to accelerate pilot systems for the Powder River CBME Gas Wastewater Remediation Project

Management believes that the required funding for operations will be achieved. However, there is no assurance that such funding will be obtained.

Limited Operating History

To accelerate operations, the Company has focused on establishing multiple outsourcing partnerships. This strategy reduces the short-term capital requirements while providing manufacturing capabilities and experience. Although losses will continue during 2005, it is projected that the outsourcing strategy, combined with successful working capital, will result in the Company having positive cash flow the following year.

Need for Additional Financing

The Company has raised over $10 million of working capital since inception. Over $5 million has been cash investments from strategic partners, management and private placements, including debt. The remaining $5 million of capital resulted from debt conversion or services for equity contracts.

The Company's current business plan and projections reflect capital requirements of $16 million during the next 18 months, including $4.5 million of asset financing, in order to continue operations and construct the new plant. There is no assurance that this financing will be completed; however, as previously indicated, the Company's outsourcing partnership strategy provides for continuing operations during the financing cycle.

As previously indicated, utilization of the Company's CDT technology will require the establishment of a carbon aerogel production facility to produce CDT systems for clients which incorporate carbon aerogel-based capacitive deionization technology. The Company plans to complete a 160,000 square foot production facility in Texas. The manufacturing facility capital equipment requirements during the first two years will total approximately $8 million.

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

Technology

Capacitive Deionization Technology, which was licensed from Lawrence Livermore, has been and continues to be the foundation of the Company's future. The Company has concentrated its efforts on adding proprietary enhancements to CDT to provide insulation from not only other technologies but as protection if Lawrence Livermore decided to consider other licensees. Any other licensee would have to license Lawrence Livermore's 1996 CDT Technology and avoid CDT System's proprietary rights and trade secrets to enter the market. To date, Lawrence Livermore has referred potential licensees to CDT Systems rather than encourage those companies to pursue a license for the CDT technology.

CDT Systems' Aqua Cell technology, the enhanced foundation of carbon aerogel operation, is a unique electrochemical process that operates at low voltage (1.3 vdc) and low pressure (15 psi). The heart of the CDT™ is the "AquaCell". Each CDT™ AquaCell consists of 250 sheets of Carbon Aerogel material, over which the source water stream passes. The role of Aerogel is to provide greatly increased "parking places" for the temporary storage of the ions, which are being removed from the source water. When the AquaCell becomes saturated with removed contaminants (ions), it is scheduled to an offline status and the source water continues to be routed to other AquaCells, which have been regenerated. The loaded AquaCell is then shorted out or reverse-polarized, expelling the contaminants into a waste stream for disposal or recycling.

The Company completed a license agreement with TDA Research, Wheat Ridge, Colorado, whereby the Company obtained exclusive worldwide rights to TDA's patented "Porous Carbons from Carbohydrate" for "the manufacture of electrodes for use in capacitive deionization systems for the separation of ions from water to make purified water and water with increased concentration of ions; and the manufacture of porous carbon materials for use as thermal insulation." The 2 nanometer to 50 nanometer nanotechnology has the potential to provide the Company with an alternative environmental friendly manufacturing option to its current resorcinol formaldehyde technology.

Other Business Matters

Government Approvals and Regulations

The Company understands that governmental approvals, particularly those from the Environmental Protection Agency with respect to emission controls at any aerogel manufacturing facility established by the Company, will be necessary for the establishment of the Company's operations. The Company is currently working with the Texas Commission on Environmental Quality and other regulatory agencies to insure that all environment requirements are met for the North Texas CDT manufacturing facility. The Company plans to strictly adhere to compliance with federal, state, and local laws or regulations which have been enacted or adopted to protects the environment. To date, these laws and regulations have not had, nor are they expected in the future, to have a material adverse effect upon the Company's operations, product development, capital expenditures, earnings or financial position. The expenditures required comply with Environmental Protection Agency statutes and regulations are included in the financial plan to establish the manufacturing facility.

Information Regarding and Factors Affecting Forward-Looking Statements

This annual report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," or "continue" or the negative of those words or other variations or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including the statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" and located elsewhere in this annual report on Form 10-KSB regarding the financial position and liquidity of the Company are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations, are disclosed in this annual report on Form 10-KSB. The Company does not undertake any obligation to publicly revise its forward-looking statements to reflect events or circumstances that arise after the date of this annual report on Form 10-KSB.

Important factors that could cause actual results to differ materially from those in the forward-looking statements in this annual report on Form 10-KSB include changes from anticipated levels of operations, customer acceptance of existing or new products, anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, delays and disruptions in the shipment of the Company's products, government regulations and the ability of the Company to meet its stated business goals.

Item 7: Financial Statements.

Information required by this item appears in the Financial Statements and Auditor's Report for CDT Systems Inc. for December 31, 2004 and 2003 as listed under Item 13.

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

The Company's independent registered public accounting firm has communicated to the audit committee a reportable condition regarding the Company's system of internal controls. The firm noted a reportable condition with respect to the inadequacy of staffing levels in the financial reporting function that could result in an inability to meet financial reporting objectives.

PART III

Item 9: Compliance with Section 16(a) of the Exchange Act.

The Company has not adopted a formal code of ethics that apples to the Company's principal executive officer, principal financial officer or principal accounting officer. To date, the Company has been a development stage entity with no principal operating activities, limited resources and only four employees. Because of these factors, the Company has not had the ability to adopt a formal code of ethics, but management expects to adopt such a code during 2005.

(Also see Item 11: Security Ownership of Certain Beneficial Owners and Management).

Item 10: EXECUTIVE COMPENSATION

Executive Name and Principal Position

Dallas Talley -	Chairman, CEO (and acting CFO until July 2003)
Phil Marshall	Chief Financial Officer, beginning July 1, 2003

Accrued

Name	Year	Compensation (1)	Non-Cash Compensation (2)	Total Compensation
Dallas Talley	2004	$130,574	$10,000	$140,574
Phil Marshall	2004	$146,947	$0	$146,947
Dallas Talley	2003	$81,820	$57,500	$139,320
Phil Marshall	2003	$54,315	$11,685	$66,000

(1)	Amounts earned, not necessarily paid during the year.
(2)	Represents the issuance of common stock in satisfaction of unpaid compensation.

Paid

Name	Year	Compensation (3)
Dallas Talley	2004	$179,233
Phil Marshall	2004	$106,188
Dallas Talley	2003	$18,399
Phil Marshall	2003	$ 7,860

(3)	Included in Accrued Compensation above, but not necessarily paid in the year accrued.

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

The Company has reserved 800,000 shares for issuance under the 2000 Stock Option Plan and 1,200,000 shares under the 2001 Stock Option Plan. All the options under the 2000 Plan have been issued and 925,000 options are available under the 2001 Plan as of December 31, 2004.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

As of the date of filing this report, Mr. Marshall has filed a report on Form 3. However, the filing by Mr. Marshall was not on a timely basis. As of the date of filing this report, Mr. Talley has filed a report on Form 4. However, the filing by Mr. Talley was not on a timely basis.

Item 11: Security Ownership and Certain Beneficial Owners and Management

Directors and Officers of Registrant

The following persons served as directors of the Company for the year ended December 31, 2004:
[Shares outstanding as of December 31, 2004 totaled 18,870,726.]

Name and Age	Position	Director Since	Shares Beneficially Owned	% of Stock
Dallas Talley (71)	Chairman, CEO, Chief Financial Officer	1998	995,000 (1)	5.27
Thomas Friezen (46)	Chairman Audit Committee	1997	406,800	2.16
Takeshi Ogata (66)	Director	2000	205,000	1.09
Ann Heywood (59)	Chairman Compensation Committee	2000	100,000	0.53
Robert Blaney (50)	Director (Terminated effective December 31, 2004)	2001	100,000	0.53
Joe R. Brooks (76)	Non-voting Secretary	1999	40,000	0.21

Advisory Board

Members of the Advisory Board for the year ended 12-31-04 include:
Name	Position	Member Since	Shares Beneficially Owned	% of Stock
Robert Gary	Chairman	2000	390,000	2.07
Chester Nosal	Member	2000	988,560	5.24
Tommy Thompson	Member	Dec. 2001	275,000	1.46

All current executive officers, Board of Directors and Advisory Board members as a group	3,815,360 (2)	20.22

(1)	Includes shares held by spouse.
(2)	Includes unexercised options.

Beneficial Owners:
Name	Number of Shares	% of Stock
Clark Vaught	2,256,500	11.96

Total Officers, Directors and Beneficial Owners	6,064,260	32.18

The only officer or director listed in the foregoing table having any options or warrants to acquire additional shares, which are exercisable during the 60 days after the date hereof is Phil Marshall who has 80,000 shares exercisable at $.17 per share as of December 31, 2004.

Board of Directors

The Company's Board of Directors at year-end 2004 consisted of (5) members. The Company's By-Laws permit the Board of Directors to consist of any number of members greater than two (2) as determined by the then current Board of Directors. The Advisory Board has been appointed by the Board of Directors to act as the nominating committee for selecting members of the Board of Directors which will be submitted to shareholders for proxy election at the 2004 annual meeting.

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

Item 12: Certain Relationships and Related Transactions

The Company has borrowed $1,368,000 and $433,000 as of December 31, 2004 and 2003, respectively, from certain related parties. Certain of the notes were past due as of December 31, 2004. The notes bear interest at rates ranging from 12% to 18% and, as of December 31, 2004, are convertible into 7,050,703 shares of common stock at prices ranging from $.13 to $.45 per share.

Item 13: Exhibits and Reports on Form 8-K.

1. Financial Statements

Financial Statements of CDT Systems, Inc.		Page

(i)	Independent Auditor's Report	20

(ii)	Balance Sheets as of December 31, 2004 and 2003	21

(iii)	Statements of Operations for the years ended	22
	December 31, 2004 and 2003 and Cumulative Amounts Through December 31, 2004

(iv)	Statements of Changes in Stockholder's Equity (Deficit)	23
	for the years ended December 31, 2004 and 2003 and Cumulative Amounts Through December 31, 2004

(v)	Statement of Cash Flows for the years	24
	ended December 2004 and 2003 and Cumulative Amounts Through December 31, 2004

(vi)	Notes to Financial Statements	25-33
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Capacitive Deionization Technology Systems, Inc.

We have audited the accompanying balance sheets of Capacitive Deionization Technology Systems, Inc. ("the Company") (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from January 1, 2000 (date entered development stage) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capacitive Deionization Technology Systems, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2000 (date entered development stage) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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
February 25, 2005

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS
December 31, 2004 and 2003

Assets

	2004	2003
Current assets:
Cash	$ 355,586	$ 333
Accounts receivable	-	10,000
Note receivable	40,000	-
Total current assets	395,586	10,333

Furniture and equipment	37,421	25,294
Less accumulated depreciation	(25,442)	(21,488)
Total furniture and equipment	11,979	3,806
	$ 407,565	$ 14,139

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 294,785	$ 476,934
Wages payable	714,388	724,034
Accrued liabilities	286,927	227,846
Customer deposits	203,700	78,700
Severance payable to shareholder	-	154,000
Current portion of long-term debt	374,816	247,671
Current portion of long-term debt - related parties	1,368,000	433,000
Payable to former subsidiary	-	31,808
Total current liabilities	3,242,616	2,373,993

Long-term and convertible debt - related parties	-	10,000
Other long-term debt	374,925	25,000
Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 19,086,726 and 16,581,799
shares issued; 18,870,726 and 16,581,799 outstanding	1,908	1,658
Additional paid-in capital	8,635,991	7,994,471
Note receivable issued for stock	-	(45,500)
Common stock subscription	-	(11,111)
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(8,323,898)	(6,810,395)
Treasury stock, at cost -- 216,000 shares in 2004	-	-
Total stockholders' equity (deficit)	(3,209,976)	(2,394,854)
	$ 407,565	$ 14,139

See accompanying notes to financial statements.
21

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and 2003
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through December 31, 2004)

			Cumulative
			Through
	2004	2003	December 31, 2004

Revenues	$ -	$ 15,000	$ 15,000

Operating expenses:
Cost of sales	-	10,935	10,935
Common stock and options issued for services --
General and administrative	163,746	180,240	2,021,810
Common stock and options issued for services --
Research and development	92,750	53,740	393,348
Other research and development	608,311	545,399	3,360,627
General and administrative (excluding
amounts applicable to stock and options
issued for services each period)	460,602	321,332	2,093,191
	1,325,409	1,111,646	7,879,911

Loss from operations	(1,325,409)	(1,096,646)	(7,864,911)

Other income (expense):
Other	25,217	-	25,217
Interest expense	(213,311)	(84,945)	(484,204)
Total other expense	(188,094)	(84,945)	(458,987)
Net loss	$ (1,513,503)	$(1,181,591)	$ (8,323,898)

Basic and diluted net loss per common share	$ (0.08)	$ (0.08)

Weighted average common shares outstanding	18,139,429	14,690,911

See accompanying notes to financial statements.
22

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2004, 2003, 2002, 2001 and 2000

				Note
	Common Stock		Additional	Receivable	Common
			Paid-in	Issued	Stock	Accumulated	Treasury
	Shares	Amount	Capital	For Stock	Subscription	Deficit	Stock	Total
Balance, December 31, 1999 (Date of entrance as
a development stage entity)	6,684,507	$ 668	$ 2,985,725	$ -	$ -	$(3,523,977)	$ -	$ (537,584)
Stock and warrants issued for cash	909,100	91	1,361,131	-	-	-	-	1,361,222
Shares issued to convert debt	200,000	20	99,980	-	-	-	-	100,000
Shares issued for services rendered	321,325	32	387,818	-	-	-	-	387,850
Stock options issued as compensation	-	-	357,261	-	-	-	-	357,261
Net loss	-	-	-	-	-	(2,511,225)	-	(2,511,225)
Balance, December 31, 2000	8,114,932	811	5,191,915	-	-	(6,035,202)	-	(842,476)
Stock and warrants issued for cash	306,500	31	153,004	-	-	-	-	153,035
Shares issued to convert acccounts payable and debt	303,467	30	120,370	-	-	-	-	120,400
Shares issued for services rendered	1,351,002	135	605,467	-	-	-	-	605,602
Stock options issued as compensation	-	-	106,009	-	-	-	-	106,009
Net loss	-	-	-	-	-	(1,678,311)	-	(1,678,311)
Balance, December 31, 2001	10,075,901	1,007	6,176,765	-	-	(7,713,513)	-	(1,535,741)
Stock and warrants issued for cash	739,940	74	240,381	-	-	-	-	240,455
Shares issued to convert acccounts payable and debt	561,534	49	175,343	-	-	-	-	175,392
Shares issued for services rendered	1,251,929	132	442,058	-	-	-	-	442,190
Shares issued for note receivable	350,000	35	174,965	(175,000)	-	-	-	-
Stock options issued as compensation	-	-	25,770	-	-	-	-	25,770
Allowance provided for note receivable	-	-	-	113,750	-	-	-	113,750
Net loss	-	-	-	-	-	(1,439,268)	-	(1,439,268)
Balance, December 31, 2002	12,979,304	1,297	7,235,282	(61,250)	-	(9,152,781)	-	(1,977,452)
Stock and warrants issued for cash	1,332,644	133	228,769	-	-	-	-	228,902
Shares issued to convert acccounts payable	1,061,669	6	285,551	-	-	-	-	285,557
Shares issued for services rendered	1,174,848	189	219,171	-	-	-	-	219,360
Stock options issued as compensation	-	-	14,620	-	-	-	-	14,620
Common stock subscription received	33,334	33	11,078	-	(11,111)	-	-	-
Allowance provided for note receivable	-	-	-	15,750	-	-	-	15,750
Net loss	-	-	-	-	-	(1,181,591)	-	(1,181,591)
Balance, December 31, 2003	16,581,799	1,658	7,994,471	(45,500)	(11,111)	(10,334,372)	-	(2,394,854)
Stock and warrants issued for cash	900,867	90	211,460	-	-	-	-	211,550
Shares issued to convert payables and debt	686,760	69	171,621	-	-	-	-	171,690
Shares issued for services rendered	917,300	91	229,234	-	-	-	-	229,325
Warrants issued as compensation	-	-	29,205	-	-	-	-	29,205
Writeoff of receivable	-	-	-	-	11,111	-	-	11,111
Offset note receivable against accounts payable	-	-	-	45,500	-	-	-	45,500
Common stock reacquired for the treasury (216,000 shrs)	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,513,503)	-	(1,513,503)
Balance, December 31, 2004	19,086,726	$ 1,908	$8,635,991	$ -	$ -	$(11,847,875)	$ -	$(3,209,976)

See accompanying notes to financial statements.
23

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through December 31, 2004)

			Cumulative
			Through
	2004	2003	December 31, 2004

Cash flows from operating activities:
Net loss	$(1,513,503)	$(1,181,591)	$(8,323,898)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,954	4,423	21,714
Shares issued for services	229,325	219,360	1,884,327
Stock options issued as compensation	29,205	14,620	532,865
Writedown of note receivable and subscription	11,111	15,750	140,611
Changes in operating assets and liabilities:
Inventory	-	10,500	-
Accounts receivable	10,000	(10,000)	-
Note receivable	(40,000)	-	(40,000)
Accounts payable and accrued liabilities	62,234	569,640	2,223,168
Net cash used in operating activities	(1,207,674)	(357,298)	(3,561,213)

Cash flows from investing activities:
Purchase of furniture and equipment	(12,127)	-	(26,296)

Cash flows from financing activities:
Sale of common shares and warrants	211,550	228,902	2,195,164
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	(101,421)	-	(119,315)
Proceeds from notes payable to stockholders	-	-	161,500
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	1,464,925	128,000	1,650,925
Net cash provided by financing activities	1,575,054	356,902	3,553,694

Net increase (decrease) in cash and cash equivalents	355,253	(396)	(33,815)

Cash at beginning of year	333	729	389,401

Cash at end of year	$ 355,586	$ 333	$ 355,586

Supplemental disclosure:
Total interest paid	$ 46,621	$ -	$ 91,964

Non-cash transactions:
During 2004, the Company issued $152,940 of common stock for conversion of accounts and wages payable.
During 2004, the Company issued $18,750 of common stock for conversion of notes payable.
During 2004, the Company offset a $45,500 note receivable against accounts payable.
During 2004, $57,316 in accrued interest was added to existing notes payable.
During 2003, the Company issued $285,557 of common stock for conversion of accounts and wages payable.
During 2003, the Company converted $249,000 of accounts and wages payable to notes payable.

See accompanying notes to financial statements.
24

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
Notes to Financial Statements
December 31, 2004 and 2003

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

In November 1999, FarWest's Board of Directors completed the sale of the Pump Company to the Pump Company's management by making deferred payments of $270,000 to Pump Company for its assumption of all existing liabilities.

In January 1997, the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology (CDT). The manufacturing and marketing license is effective for the life of the patents (up to 17 years), with most such patents expiring by the year 2016. To maintain the license the Company must make contracted minimum annual royalty payments to Lawrence Livermore in the amount of $25,000 per year. The Company will owe Lawrence Livermore royalty payments varying from one (1%) percent of product revenue to a maximum of five (5%) percent of product revenue. The Company is also liable to reimburse Lawrence Livermore for foreign patent filing fees. These fees are incurred by Lawrence Livermore as patents are filed and renewed in foreign countries. During 2004 and 2003, these fees totaled over $71,000 and $50,000, respectively.

The Lawrence Livermore license authorizes the Company to enhance, manufacture and market CDT, specifically in the fields of:

-    Brackish Water and Seawater Conversion

-    Industrial and Agriculture Ground Water Remediation

-    Pure Water for Boiler Applications

-    Ultra Pure Water for Manufacturing

-    Nuclear Waste Remediation

-    Medical Applications

The aerogel product licensed from Lawrence Livermore Laboratories in January 1997 operated at low voltage levels (compatible with solar energy sources) with resulting favorable operating economics; however, the cost of manufacture with the original Lawrence Livermore technology was too expensive to be commercially competitive. Company efforts have been focused on cost reduction programs which also have improved the operational efficiency of the technology while reducing the manufacturing costs. Systems were also developed which allows the waste stream to access both sides of carbon aerogel, as opposed to the single side of carbon aerogel accessible in the Lawrence Livermore technology. The Company is continuing to develop proprietary improvements to further reduce the cost of the manufacturing process and improve the efficiencies.

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

The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is negotiating the following options:

*	Convertible debt financing from private investment group
*	Working capital from a Regional Investment Bank, including equity and debt
*	Expansion of current strategic and investment alliances
*	International joint ventures
*	An alliance with industry and government partners to accelerate pilot systems for the Powder River CBME Gas Wastewater Remediation Project

Business opportunities will rely on the Company executing its polymerization, pyrolization and assembly outsourcing plans. The Company's plans to produce over 3,000 Aqua Cells in the next twelve months is dependent on financing and expanding outsourcing capacities.

To meet the fourth quarter 2005 and next year's requirements, the Company must obtain the working capital necessary for its planned Texas manufacturing facility, capital equipment and required personnel. To meet these needs, capital must be received or committed by mid-year.

The Company has expanded its commitment to developing a team of strategic partners by providing demonstration AquaCells for technology and application testing. To date, demonstration AquaCells are implemented in Japan, Australia, Holland and Canada, as well as the U.S. Ongoing CDT application development is active at Texas A&M University, Texas Water Development Board, Colorado School of Mines, U.S. Bureau of Reclamation, as well as several multi-national corporate strategic partners' identified applications.

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

Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), in accounting for its stock-based compensation plans. Under APB 25, compensation cost is measured as the excess, if any, of the market price of the Company's stock at the date of the grant above the amount an employee must pay to acquire the stock. No compensation expense is recognized when the exercise price is equal to or greater than the market value of the stock on the day of the grant. The Financial Standards Board ("FASB") published SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing rules, but are required to disclose pro forma net income (loss) as if SFAS No. 123 had been applied.

The Company recorded $29,205 and $14,620 in expense during the years ended December 31, 2004 and 2003, respectively, under FASB Statement 123 for warrants issued to non-employees. The warrants were issued as services and financing costs in connection with certain sales of common stock of the Company. There is no future expense to be recorded in subsequent periods as of December 31, 2004.

Following is the pro forma effect of the employee stock options which have vested each year as if the fair value-based method of SFAS No. 123 had been used:

	2004	2003
Net loss	$ (1,513,503)	$ (1,181,591)
Effect of employee options	(11,578)	(3,513)
Pro forma net loss	(1,525,081)	(1,185,104)
Per Share	$ (0.08)	$ (0.08)

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment", which will require the Company to expense the fair value of employee stock options beginning in 2006.

Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants 2004: dividend yield of 0.0 percent; expected volatility of 93 percent; risk free interest rates of 2 percent and expected lives of two years; in 2003: dividend yield of 0.0 percent; expected volatility of 137 percent; risk free interest rates of 3.5 percent and expected lives of two years.

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

Research and Development

Research and development expenditures are expensed when incurred. Research and development expenses amounted to $701,061 and $599,139 for the years ended December 31, 2004 and 2003, respectively.

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities." Application of this interpretation is required for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003. Application of Interpretation 46 for all other types of variable interest entities is required for the Company effective March 31, 2004. The company has no arrangements or relationships with special-purpose or variable interest entities at December 31, 2004.

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

In December 2004, the FASB issued a revision to FASB No. 123R, "Share Based Payment" which will require the Company, beginning in the first quarter of 2006, to record as an expense the fair value of employee stock options issued. Presently and through 2005, the Company applies the provisions of APB 25, as described previously. The Company has not determined the transition method or effects of applying FASB No. 123R.

2. Related Party Transactions

During October 2000, a principal shareholder and co-founder resigned as Chairman, Director and Chief Executive Officer ("CEO"). As part of the severance agreement, the Company agreed to pay the former CEO $11,000 per month for fourteen months and the former CEO agreed to return 216,000 common shares of the Company. In addition, an account payable of $56,000 to the former CEO was cancelled. The obligation to the former CEO was satisfied and the shares returned to the treasury during 2004.

3. Income Taxes

There were no significant temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $9,700,000 and $7,900,000 at December 31, 2004 and 2003, respectively. These carryforwards will expire, if not utilized, in 2012-2019.

The Company has deferred tax assets amounting to approximately $3,544,000 and $2,761,000 at December 31, 2004 and 2003, respectively, related to the net operating loss carryovers. The realization of the benefits from these deferred tax assets appears uncertain due to recurring net losses. Accordingly, a valuation allowance has been recorded which entirely offsets the deferred tax assets at the end of each period. The components of the net deferred tax asset are as follows at December 31:

	2004	2003
Operating loss carryforwards	$ 3,544,000	$ 2,761,000
Accrued unpaid compensation	296,000	355,000
Note receivable allowance	-	47,000
Other	1,000	1,000
Deferred tax asset valuation allowance	(3,841,000)	(3,164,000)
	$ -	$ -

4. Long-term Debt, Notes Payable and Convertible Debt

The Company has borrowed $1,368,000 and $433,000 as of December 31, 2004 and 2003, respectively, from certain related parties. Certain of the notes are past due as of December 31, 2004. The notes bear interest at rates ranging from 12% to 18% and, as of December 31, 2004, are convertible into 7,050,703 shares of common stock at prices ranging from $.13 to $.45 per share.

The Company has certain other convertible debentures outstanding as of December 31, 2004 and 2003, bearing interest at rates from 10% to 15%. The debentures mature at various dates from December 31, 2003 to July 2007 and are convertible, as of December 31, 2004 into 1,577,354 shares of common stock of the Company at prices ranging from $.13 to $.50 per share.

The Company accrued $100,179 and $30,023 in interest to related parties in 2004 and 2003, respectively. Interest paid to related parties during 2004 amounted to $13,406.

The Company has also borrowed $70,000 in short-term debt which matures in January 2005 and bears interest at 42%.
Following is a summary of maturities of all debt and convertible debentures as of December 31, 2004:

Year	Amount
2005 or past due	$ 1,742,816
2006	--
2007	374,925
$ 2,117,741

5. Capital Stock

The Company issued 900,867 shares for $211,550 at various dates during 2004 in a private placement at prices ranging from $.20 to $.25 per share.

The Company issued 686,760 shares to convert payables and debt amounting to $171,690 during 2004.

The Company issued 1,332,644 shares for $228,902 at various dates during 2003 in a private placement at prices ranging from $.17 to $.25 per share.

The Company has issued stock options and warrants. A summary of the status of stock options and warrants is set forth below for the years ended December 31:

		2004			2003
		Wgt.			Wgt.
		Avg.			Avg.
		Exercise	Price		Exercise	Price
	Shares	Price	Range	Shares	Price	Range
Outstanding,
beginning	2,278,333	$ .94	$.17-$2.50	2,051,336	$ 1.06	$.33-$2.50

Granted	803,000	$ .79	$.50-$1.00	610,000	$ .83	$.17-$2.50

Expired/Revised	(65,000)	$ .55	$.55	(58,000)	$ .50	$.50

Exercised	-			(325,003)	$ .36	$.25-$.50

Outstanding,
ending	3,016,333	$ .92	$.17-$2.50	2,278,333	$ .94	$.17-$2.50

Options
exercisable,
ending	2,806,333	$ .97	$.17-$2.50	1,998,333	$ 1.07	$.17-$2.50

The weighted average grant date fair value of options and warrants issued during the periods ended December 31, 2004 and 2003 was $.05 and $.04, respectively.

Following is a summary of the common shares issued for services rendered during the years ended December 31, 2004 and 2003:

		Number
	Date	of Shares	Amount
Professional services	Jan-Mar-- 04	416,500	$ 104,125
Professional services	Apr-June -- 04	177,400	44,350
Professional services	July-Sept -- 04	175,300	43,825
Professional services	Oct-Dec -- 04	148,100	37,025
Total issued in 2004		917,300	$ 229,325

		Number
	Date	of Shares	Amount

Professional services	Jan - Mar - 03	155,600	$ 38,900
Professional services	April -- June - 03	504,400	94,484
Professional services	July - Sept - 03	204,900	34,192
Professional services	Oct - Dec - 03	309,948	51,784
Total issued in 2003		1,174,848	$ 219,360

6. Commitments and Contingencies

Lease Commitments

The Company leases office space on a month-to-month basis. Rent expense for the years ended December 31, 2004 and 2003 amounted to $26,450 and $20,800, respectively.

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

Litigation

There were no new legal proceedings instituted by or against the Company during 2004. The following proceedings were instituted in the year 1999.

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

8K was filed by the registrant on November 19, 2004 relating to the Company's bridge loan financing from Sand & Water International Capital, Inc.

Item 14: Principal Accountant Fees and Services

Aggregate fees billed for each of the last two fiscal years for professional services by the Company's principal accountant for the audit of the annual financial statements and review of the financial statements included in the Company's Forms 10-QSB amounted to $19,500 for 2003 and $19,500 for 2004. The Company's audit committee has pre-approved all audit services.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 has been signed by the following persons in the capacities indicated on the 8th day of April, 2005.

Signature	Title

/s/ Dallas Talley	Chairman of the Board and Chief Executive
Dallas Talley	Officer
(Principal Executive Officer)

/s/ Phil Marshall	Chief Financial Officer
Phil Marshall	(Principal Financial Officer)

/s/ Thomas Friezen	Director
Thomas Friezen

/s/ Takeshi Ogata	Director
Takeshi Ogata

/s/ Ann Heywood	Director
Ann Heywood