Form 10QSB
period 2005-03-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2005-05-10
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

(1) Yes X No
(2) Yes X No

The number of shares outstanding of the registrant's $.0001 par value common stock as of April 30, 2005 was 21,484,694.

1

Capacitive Deionization Technology Systems, Inc.

Index			Page

Part I	Financial Information

	Item 1	Financial statements

		Balance Sheets as of March 31, 2005 and
		December 31, 2004	3

		Statements of Operations for the three
		months ended March 31, 2005 and 2004 and Cumulative Amounts Through March 31, 2005	4

		Statements of Cash Flows for the three
		months ended March 31, 2005 and 2004 and Cumulative Amounts Through March 31, 2005	5

		Notes to Financial Statements	6-8

	Item 2	Management's discussion and analysis
		of Financial Condition and Results
		of Operations	8

	Item 3	Controls and Procedures	9

Part II	Other Information

	Item 2	Changes in securities	9

	Item 6	Exhibits and Reports on Form 8-K	10

Signature Page			10

2

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets
	March 31,	December 31,
	2005	2004
Current assets:	(Unaudited)	(Audited)
Cash	$ 600,745	$ 355,586
Note receivable	40,000	40,000
Total current assets	640,745	395,586

Furniture and equipment	55,061	37,421
Less accumulated depreciation	(14,958)	(25,442)
Total furniture and equipment	40,103	11,979
	$ 680,848	$ 407,565

Current liabilities:
Accounts payable	$ 299,746	$ 294,785
Wages payable	703,185	714,388
Accrued liabilities	418,282	286,927
Customer deposits	203,700	203,700
Current portion of long-term debt	304,816	374,816
Current portion of long-term debt - related parties	1,768,000	1,368,000
Total current liabilities	3,697,729	3,242,616

Other long-term debt	406,425	374,925

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 20,049,026 shares issued and outstanding
in 2005; 17,675,499 and 16,581,799 shares
issued and outstanding in 2004	2,004	1,908
Additional paid-in capital	8,950,423	8,635,991
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(8,851,756)	(8,323,898)
Treasury stock, at cost -- 216,000 shares in 2004	-	-
Total stockholders' equity (deficit)	(3,423,306)	(3,209,976)
	$ 680,848	$ 407,565

See accompanying notes to financial statements.
3

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005 and 2004
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through March 31, 2005)
(Unaudited)

			Cumulative
			Through
	2005	2004	March 31, 2005

Revenues	$ -	$ -	$ 15,000

Operating expenses:
Cost of sales	-	-	10,935
Common stock and options issued for services --
General and administrative	57,078	69,125	2,078,888
Common stock and options issued for services --
Research and development	17,450	35,000	410,798
Other research and development	159,508	210,732	3,520,135
General and administrative (excluding
amounts applicable to stock and options
issued for services each period	155,073	109,745	2,248,264
	389,109	424,602	8,269,020

Loss from operations	(389,109)	(424,602)	(8,254,020)

Other income (expense):
Other	-	-	25,217
Interest expense	(138,749)	(32,110)	(622,953)
Total other expense	(138,749)	(32,110)	(597,736)

Net loss	$ (527,858)	$ (456,712)	$ (8,851,756)

Basic and diluted net loss per common share:	$ (0.03)	$ (0.03)

Weighted average common shares outstanding	19,543,343	17,203,632

See accompanying notes to financial statements.
4

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through March 31, 2005)
(Unaudited)
			Cumulative
			Through
	2005	2004	March 31, 2005
Cash flows from operating activities:
Net loss	$ (527,858)	$ (456,712)	$ (8,851,756)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,700	397	19,460
Shares issued for services	66,867	104,125	1,721,869
Stock options issued as compensation	7,661	-	503,660
Writedown of note receivable	-	-	129,500
Changes in operating assets and liabilities:
Accounts receivable	-	10,000	(10,000)
Accounts payable and accrued liabilities	125,113	110,390	2,286,047
Net cash used in operating activities	(326,517)	(231,800)	(4,201,220)

Cash flows from investing activities:
Purchase of furniture and equipment	(29,824)	-	(43,993)

Cash flows from financing activities:
Sale of common shares	230,000	113,300	2,213,614
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	(60,000)	-	(77,894)
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	31,500	132,425	217,500
Proceeds from notes payable to stockholders	400,000	-	561,500
Net cash provided by financing activities	601,500	245,725	2,580,140

Net increase (decrease) in cash and cash equivalents	245,159	13,925	(1,665,073)

Cash at beginning of period	355,586	333	389,401

Cash at end of period	$ 600,745	$ 14,258	$ (1,275,672)

Supplemental disclosure:
Total interest paid	$ 3,700	$ -	$ 49,043

Non-cash transactions:

During 2004, the Company issued 216,000 common shares to settle $50,000 accounts payable and $4,000 accrued wages.
During 2005, the Company issued 46,000 shares for $10,000 in notes payable.

See accompanying notes to financial statements.
5

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2005

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

The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is negotiating the following options:

*	An investment bank providing PIPI (Private Investment in a Public Entity) funding necessary to finance the manufacturing facility
*	An equity participation international manufacturing joint venture
*	Expansion of current strategic and investment alliances
*	An alliance with industry and government partners to accelerate pilot systems for the Powder River CBME Gas Wastewater Remediation Project

Business opportunities will rely on the Company executing its polymerization, pyrolization and assembly outsourcing plans. The Company's plans to produce over 3,000 Aqua Cells in the next twelve months is dependent on financing and expanding outsourcing capacities.

To meet the 2005 and 2006 requirements, the Company must obtain the working capital necessary for its planned Texas manufacturing facility, capital equipment and required personnel. To meet these needs, capital must be received or committed by mid-year.

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

Note 2 Summary of Significant Accounting Policies and Practices

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

(c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 which has been included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not indicative of the results that may be expected for the year ending December 31, 2004.

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

The Company issued no options or warrants to employees during the quarter ended March 31, 2004. During the quarter ended March 31, 2005, the Company issued 150,000 options to an employee, exercisable over five years at $.22 per share. The effect on pro forma net loss and net loss per share was nominal.

Item 2 Management's discussion and analysis of financial condition and results of operations.

Results of operations.

To date the Company has recognized nominal revenue. General and administrative expenses were increased to $155,073 in the first quarter of 2005 compared to $109,745 in the first quarter of 2004, principally due to the amount of available cash raised from notes payable and sales of common stock. Research and development expenditures for the first quarter of 2005 decreased to $176,958 compared to $245,732 in the first quarter of 2004. R & D expenses totaled 34% of operating expenses in the first quarter of 2005 compared to 58% in 2004.

Operating expenses were increased to $424,602 in the first quarter of 2004 compared to $234,461 in the first quarter of 2003, principally due to the amount of cash raised from sales of common stock, a deposit from the Japanese joint venture and convertible debentures. Research and development expenditures for the first quarter of 2004 increased to $245,732 compared to $138,321 in the first quarter of 2003. R & D expenses totaled 58% of operating expenses in the first quarter of 2004 compared to 59% in 2003.

Liquidity and capital resources.

Management recognizes the requirement for additional investment to execute the Company's business plan and complete the necessary manufacturing and research facilities. Financing transactions are currently being negotiated. These include an investment bank providing PIPE (Private Investment in a Public Entity) funding necessary to finance the manufacturing facility, an equity participation international manufacturing joint venture, and long-term asset financing. There is no certainty that these fundings will be completed.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive and financial officers have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") the end of the period. Based upon that evaluation, the Company's principal executive and financial officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b) Changes in internal controls.

There have been no significant changes made in the Company's internal controls or in other factors that has or will likely materially affect internal controls over financial reporting.

Part II

Item 1 Legal Proceedings

None.

Item 2 Unregistered Sales of Equity Securities

During the first quarter 2005, three-year convertible debentures, convertible at $.50 per share, provided $31,500 to the Company. In addition, a private placement to individual accredited investors of 1,178,300 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $230,000 in cash through the issuance of 864,834 shares; 69,800 shares were issued for $17,450 of engineering services, 197,666 shares were issued for $49,417 of professional services; and 46,000 shares were issued to settle $10,000 of notes payable.

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

Dated: May 10, 2005

Capacitive Deionization Technology Systems, Inc.

/s/ Phil Marshall
Phil Marshall
Chief Financial Officer

Dated: May 10, 2005

