Form 10KSB/A
period 2004-12-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2005-07-27
CIK 1098584

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

Introductory Statement

Capacitive Deionization Technology Systems, Inc., filed its Form 10-KSB for the year ended December 31, 2004, on April 8, 2005. The originally filed Form 10-KSB inadvertently omitted certain disclosures, specifically in Items 4, 6, 9, 10, 11 and 12. These items have been amended for the proper disclosure under Regulation SB. This amendment contains no other changes to the 10-KSB. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

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

There were no matters submitted during the fourth quarter to a vote of security holders.

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

Off Balance Sheet Arrangements

The Company has had no off balance sheet arrangements during or as of the years ended December 31, 2004 and 2003.

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

Item 8A: Disclosure Controls and Procedures

Within ninety days of this Report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

The Company's independent registered public accounting firm has communicated to the audit committee a reportable condition regarding the Company's system of internal controls. The firm noted a reportable condition with respect to the inadequacy of staffing levels in the financial reporting function that could result in an inability to meet financial reporting objectives.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act

Executive Officers and Directors

MANAGEMENT

Dallas Talley, Age 71, (Director since 1998) Chairman and CEO, has over twenty-five years of high tech senior executive experience. He has been CEO of New York Stock Exchange and NASDAQ companies including Qantel Business Computers, Televideo Systems and Zentec Corp. He has also been founder and director of several emerging companies. Mr. Talley was Managing Partner of an international technology development group specializing in technology transfers in Asia Pacific, Europe and selected developing nations. He served on the Board of Directors of the American Electronics Association (AEA) from 1984 to 1989 and served as Chairman of AEA's Silicon Valley Chapter. Since joining the Board of Directors in 1998, Mr. Talley has been responsible for maintaining and expanding the company's relationship with Lawrence Livermore National Laboratories and for implementing the company's private placements and strategic alliances.

Phil Marshall, Age 55, Chief Financial Officer, has over thirty years experience in financial management and audit services. He has been a Principal or Partner for over twenty years with KMG Main Hurdman, KPMG Peat Marwick, Jackson & Rhodes, and Whitley Penn. His public accounting experience includes multinational companies with extensive SEC reporting in a variety of operating companies including environmental, manufacturing and service companies. Mr. Marshall joined the Company in the third quarter of 2003.

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

DIRECTORS

In addition to Mr. Talley, the Directors of the Company are as follows:

Tom Friezen, age 46, (Director since 1997) Mr. Friezen is chairman of the Audit Committee. Mr. Friezen, a registered CPA, is the CFO of a $150 million food processing company. He is responsible for financial, banking and legal activities of his company. He was responsible for two stock offerings and a public debt placement, which raised over $65 million in capital. He was also responsible for a $27 million business acquisition. He is also responsible for SEC Reporting and Compliance, taxation and shareholder relations within his company. Mr. Friezen is the Company's financial expert on the Audit Committee.

Takeshi Ogata, age 66, (Director since 2000) Mr. Ogata was a senior executive and now is an emeritus with Itochu Corporation of Tokyo, Japan. Within Itochu he has served as a Managing Director of Itochu Machinery and Information Group and, further as Senior Managing Director as well as President of Itochu Construction. He was one of the founders and Chairman of Itochu's Innotech Corporation. Mr. Ogata was the leader in Itochu's corporate redirection into high technology businesses with a resulting $30 billion equity valuation. He was founder and Chairman of several Itochu technology companies including CTC, the largest systems integrator in Japan with an equity value of $10 billion and J-SAT, a joint venture of Itochu Sumitomo and NTT communications. Mr. Ogata also serves as a business consultant for many companies and ventures in Japan.

Ann Cochran Heywood, age 59, (Director since 2000) Ms. Heywood, serves as Chairman of the Compensation Committee. She has a broad background in early stage funding activities, technology development and commercialization, and longer-term management of technical organizations in the public and private sectors. She started the Russian Medical Technology program. Ms. Heywood is currently engaged in converting a Russian weapons assembly facility to the fabrication of kidney dialysis systems. She served as Deputy Secretary for Technology at the California Environmental Protection Agency (CalEPA) and also served as Vice President of Corporate Development at Thermatrix Corporation. Ms. Heywood has managed activities for technology development programs for LLNL, SAIC, TRW and the U.S. Department of Energy.

Joe R. Brook, age 76, (Non-voting Secretary to the Board of Directors). Mr. Brooks served as Vice President Marketing Administration for Management Systems Division of Pitney Bowes Corporation. Mr. Brooks was CFO of Qantel Business Computer and instrumental in a two hundred million dollar LBO transaction. He served as Controller of Mohawk Data Sciences; and Controller for the General Electric Computer Corporations, Western Region.

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

(Also see Item 11: Security Ownership of Certain Beneficial Owners and Management).

Item 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION SCHEDULE

The following table reflects all forms of compensation for the fiscal years ended June 30, 2002, 2003, and 2004 for services provided by our named executive officers.

						No. of
				Other	Restricted	Securities		All
Name and				Annual	Stock	Underlying	LTIP	Other
Principal Position	Year	Salary	Bonus	Compensation	Awards(1)	Options/SARs	Payout	Compensation
Dallas Talley	2004	$ 130,574	$ -	$ -	$ 10,000	-	$ -	$ -
Chairman/CEO	2003	$ 81,820	$ -	$ -	$ 57,500	-	$ -	$ -
	2002	$ 79,500	$ -	$ -	$ 52,500	-	$ -	$ -

Phil Marshall	2004	$ 146,947	$ -	$ -	$ -	-	$ -	$ -
CFO	2003	$ 54,315	$ -	$ -	$ 11,685	200,000	$ -	$ -

Note - Above amounts are accrued, not necessarily paid. Mr. Marshall joined the Company in July 2003.
(1) Represents issuance of common stock in satisfaction of unpaid compensation.

AGGREGATED OPTIONS/SAR EXERCISES IN
LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

			Number of	Value of Unexercised
			Unexercised	In the Money
			Options/SARs at FY	Options/SARs at FY
			End	End ($);
	Shares Acquired	Value	Exerciseable/	Exerciseable/
Name	On Exercise (#)	Realized ($)	Unexerciseable	Unexerciseable
Phil Marshall	-	$ -	120,000/200/000	$16,000/$24,000
Dallas Talley	-	$ -	-	$ -

There were no options issued to officers during the year ended December 31, 2004.

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

Item 11: Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information at December 31, 2004, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of December 31, 2004, there were 18,870,726 shares of common stock outstanding.

	Number of	Title of	Percent of
Name/Address	Shares	Class	Class
Dallas Talley
12024 Excelsior
Dallas, TX	1,353,400(1)	Common Stock	7.04%

Thomas Friezen
20 2nd St NE
Carington, ND 58421	406,800	Common Stock	2.16%

Takeshi Ogata
2-20-18 Tsutsujiga-oka
Chofu City, Tokyo - Japan	298,600(2)	Common Stock	1.57%

Ann Heywood
4084 Sugar Maple
Danville, CA 94506	100,000	Common Stock	0.53%

Phil Marshall
2906 Becket Ct.
Garland, TX 75044	582,068(3)	Common Stock	3.04%

All four of our Directors and
Officers as a group --
five persons	2,740,868	Common Stock	13.99%

Chester Nosal
1825 I Street NW, Ste. 400
Washington, DC 20006	1,412,470(4)	Common Stock	7.08%

Clark Vaught
6341 W. Trailsend Rd.
Tucson, AZ 85745	2,106,500	Common Stock	11.96%

(1)	Comprised of 995,000 shares of common stock held directly and 358,400 shares of common stock issuable upon conversion of convertible debenture.
(2)	Comprised of 205,000 shares of common stock held directly and 93,600 shares of common stock issuable upon conversion of convertible debenture.
(3)	Comprised of 315,000 shares of common stock held directly, exercisable options for 120,000 shares of common stock and 147,068 shares of common stock issuable upon conversion of convertible debenture.
(4)	Comprised of 344,044 shares of common stock held directly and 1,068,426 shares of common stock issuable upon conversion of convertible debenture.

	Equity Compensation Plan Information

	(a)	(b)	(c)
			Number of securities
	Number of securities		remaining available for issuance
	to be issued upon	Weighted average	under equity compensation plans
	Exercise of Outstanding	exercise price of o/s	(excluding securities reflected
Plan Category	warrants and rights	options, warrants and rights	in column a)
Equity compensation plans
approved by security holders	350,000	$ 0.17	1,275,000

Equity compensation plans not
approved by security holders	2,666,333	$ 0.79	-

Total	3,016,333	$ 0.72	1,275,000

Item 12: Certain Relationships and Related Transactions

The Company has borrowed $1,368,000 and $433,000 as of December 31, 2004 and 2003, respectively, from certain related parties. Certain of the notes were past due as of December 31, 2004. The notes bear interest at rates ranging from 12% to 18% and, as of December 31, 2004, are convertible into 7,050,703 shares of common stock at prices ranging from $.13 to $.45 per share. Chester Nosal, Advisory Board member and Beneficial Owner, was a creditor for $200,000 each year.

Item 13: Exhibits and Reports on Form 8-K.

1. Financial Statements

Financial Statements of CDT Systems, Inc.		Page

(i)	Independent Auditor's Report	23

(ii)	Balance Sheets as of December 31, 2004 and 2003	24

(iii)	Statements of Operations for the years ended	25
	December 31, 2004 and 2003 and Cumulative Amounts Through December 31, 2004

(iv)	Statements of Changes in Stockholder's Equity (Deficit)	26
	for the years ended December 31, 2004 and 2003 and Cumulative Amounts Through December 31, 2004

(v)	Statement of Cash Flows for the years	27
	ended December 2004 and 2003 and Cumulative Amounts Through December 31, 2004

(vi)	Notes to Financial Statements	28-36

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 has been signed by the following persons in the capacities indicated on the 26th day of July, 2005.

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
24

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and 2003
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through December 31, 2004)

			Cumulative
			Through
	2004	2003	December 31, 2004

Revenues	$ -	$ 15,000	$ 15,000

Operating expenses:
Cost of sales	-	10,935	10,935
Common stock and options issued for services --
General and administrative	163,746	180,240	2,021,810
Common stock and options issued for services --
Research and development	92,750	53,740	393,348
Other research and development	608,311	545,399	3,360,627
General and administrative (excluding
amounts applicable to stock and options
issued for services each period)	460,602	321,332	2,093,191
	1,325,409	1,111,646	7,879,911

Loss from operations	(1,325,409)	(1,096,646)	(7,864,911)

Other income (expense):
Other	25,217	-	25,217
Interest expense	(213,311)	(84,945)	(484,204)
Total other expense	(188,094)	(84,945)	(458,987)
Net loss	$ (1,513,503)	$(1,181,591)	$ (8,323,898)

Basic and diluted net loss per common share:	$ (0.08)	$ (0.08)

Weighted average common shares outstanding	18,139,429	14,690,911

See accompanying notes to financial statements.
25

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
26

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
27

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