Form 10QSB
period 2005-06-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2005-08-12
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

(1) Yes X No
(2) Yes X No

The number of shares outstanding of the registrant's $.0001 par value common stock as of July 31, 2005 was 21,954,660.

Capacitive Deionization Technology Systems, Inc.

Index			Page
Part I	Financial Information

	Item 1	Financial statements

		Balance Sheets as of June 30, 2005 and
		December 31, 2004	3

		Statements of Operations for the three and six
		months ended June 30, 2005 and 2004 and Cumulative Amounts Through June 30, 2005	4

		Statements of Cash Flows for the six
		months ended June 30, 2005 and 2004 and Cumulative Amounts Through June 30, 2005	5

		Notes to Financial Statements	6-8

	Item 2	Management's discussion and analysis
		of Financial Condition and Results
		of Operations	8

	Item 3	Controls and Procedures	9

Part II	Other Information

	Item 2	Changes in securities	9

	Item 3	Defaults Upon Senior Securities	10

	Item 4	Submission of Matters to a Vote of Security Holders	11

	Item 6	Exhibits and Reports on Form 8-K	11

Signature page			11

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	June 30,	December 31,
	2005	2004
Current assets:	(Unaudited)	(Audited)
Cash	$ 181,615	$ 355,586
Note receivable	40,000	40,000
Total current assets	221,615	395,586

Furniture and equipment	94,421	37,421
Less accumulated depreciation	(13,969)	(25,442)
Total furniture and equipment	80,452	11,979
	$ 302,067	$ 407,565

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 281,573	$ 294,785
Wages payable	703,185	714,388
Accrued liabilities	407,256	286,927
Customer deposits	203,700	203,700
Current portion of long-term debt	304,816	374,816
Current portion of long-term debt - related parties	1,568,000	1,368,000
Total current liabilities	3,468,530	3,242,616

Other long-term debt	427,170	374,925

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 21,688,673 shares issued and outstanding
in 2005; 17,675,499 and 16,581,799 shares
issued and outstanding in 2004	2,168	1,908
Additional paid-in capital	9,382,653	8,635,991
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(9,454,477)	(8,323,898)
Total stockholders' equity (deficit)	(3,593,633)	(3,209,976)
	$ 302,067	$ 407,565

See accompanying notes to financial statements.
3

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2005 and 2004
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through June 30, 2005)
(Unaudited)

					Cumulative
	Three Months Ended June 30,		Six Months Ended June 30,		Through
	2005	2004	2005	2004	June 30, 2005

Revenues	$ -	$ -	$ -	$ -	$ 15,000

Operating expenses:
Cost of sales	-	-	-	-	10,935
Common stock and options issued for services --
General and administrative	34,053	43,588	91,131	112,713	2,112,941
Common stock and options issued for services --
Research and development	7,816	17,250	25,266	52,250	418,614
Other research and development	338,920	75,195	498,428	285,927	3,859,055
General and administrative (excluding
amounts applicable to stock and options
issued for services each period)	102,346	89,686	257,419	199,431	2,350,610
	483,135	225,719	872,244	650,321	8,752,155

Loss from operations	(483,135)	(225,719)	(872,244)	(650,321)	(8,737,155)

Other income (expense):
Other income	-	8,946	-	8,946	25,217
Interest expense	(119,586)	(40,253)	(258,335)	(72,363)	(742,539)
Total other income (expense)	(119,586)	(31,307)	(258,335)	(63,417)	(717,322)
Net loss	$ (602,721)	$ (257,026)	$ (1,130,579)	$ (713,738)	$ (9,454,477)

Basic and diluted net loss per common share:	$ (0.03)	$ (0.01)	$ (0.05)	$ (0.04)

Weighted average common shares outstanding	21,632,213	17,934,999	20,587,778	17,569,316

See accompanying notes to financial statements.
4

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
And Cumulative Operations as a Development Stage Entity (January 1, 2000 through June 30, 2005)
(Unaudited)

			Cumulative
			Through
	2005	2004	June 30, 2005

Cash flows from operating activities:
Net loss	$(1,130,579)	$(713,738)	$ (9,454,477)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,386	795	27,100
Writedown of note receivable	-	-	140,611
Shares issued for services	108,736	148,475	1,993,063
Stock options and warrants issued for services	7,661	16,488	540,526
Changes in operating assets and liabilities:
Accounts receivable	-	10,000	-
Note receivable	-	-	(40,000)
Accounts payable and accrued liabilities	219,339	264,669	2,442,507
Net cash used in operating activities	(789,457)	(273,311)	(4,350,670)

Cash flows from investing activities:
Purchase of furniture and equipment	(73,859)	-	(100,155)

Cash flows from financing activities:
Sale of common shares and warrants	297,100	148,300	2,492,264
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	(60,000)	(12,000)	(179,315)
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	452,245	137,425	2,103,170
Proceeds (payments) - notes payable to stockholders	-	-	161,500
Net cash provided by financing activities	689,345	273,725	4,243,039

Net increase (decrease) in cash and cash equivalents	(173,971)	414	(207,786)

Cash at beginning of period	355,586	333	389,401

Cash at end of period	$ 181,615	$ 747	$ 181,615

Supplemental disclosure:
Total interest paid	$ 5,200	$ -	$ 97,164

Non-cash transactions:
During 2005, the Company issued 846,000 common shares to settle $210,000 in notes payable and 493,700 shares to settle $123,425 in accrued interest.
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
June 30, 2005

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

The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete management's plan to raise capital and generate additional operating funds. However, the Company is negotiating the following options:

*	An investment bank providing PIPE (Private Investment in a Public Entity) funding necessary to finance the manufacturing facility
*	An equity participation international manufacturing joint venture
*	Expansion of current strategic and investment alliances
*	An alliance with industry and government partners to accelerate pilot systems for the Powder River CBME Gas Wastewater Remediation Project

Business opportunities will rely on the Company executing its polymerization, pyrolization and assembly outsourcing plans. The Company's plans to produce over 1,000 Aqua Cells in the next twelve months are dependent on financing and expanding outsourcing capacities.

To meet the 2005 and 2006 requirements, the Company must obtain the working capital necessary for its planned Texas manufacturing facility, capital equipment and required personnel. To meet these needs, capital must be received or committed by September 30, 2005.

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

(c) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 which has been included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company issued no options or warrants to employees during the quarter ended June 30, 2005. During the quarter ended March 31, 2005, the Company issued 150,000 options to an employee, exercisable over five years at $.22 per share. The effect on pro forma net loss and net loss per share was nominal.

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

Results of operations

To date the Company has recognized nominal revenue. General and administrative expenses were increased to $102,346 in the second quarter of 2005 compared to $89,686 in the second quarter of 2004, principally due to legal and consulting fees relating to the Company's current financing efforts. Research and development expenditures for the second quarter of 2005 increased to $338,920 compared to $75,195 in the second quarter of 2004. R & D expenses totaled 70% of operating expenses in the second quarter of 2005 compared to 41% in 2004.

Liquidity and capital resources.

Management recognizes the requirement for additional investment to execute the Company's business plan and complete the necessary manufacturing and research facilities. Financing transactions are currently being negotiated. These include an investment bank providing PIPE (Private Investment in a Public Entity) funding necessary to finance the manufacturing facility, an equity participation international manufacturing joint venture, and long-term asset financing. There is no certainty that this funding will be completed.

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

During the second quarter 2005, three-year convertible debentures, convertible at $.50 per share, provided $20,745 to the Company. In addition, a private placement to individual accredited investors of 1,639,647 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $67,100 in cash through the issuance of 209,397 shares; 27,175 shares were issued for $7,816 of engineering services, 109,375 shares were issued for $34,054 of professional services, 800,000 shares were issued to settle $200,000 of notes payable and 493,700 shares were issued to settle $123,425 in accrued interest.

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

Item 3. Defaults Upon Senior Securities

As of June 30, 2005, the Company is in repayment default on the principal and interest on certain of its notes payable in the following amounts: Principal -- $417,816; Interest -- $70,840.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 14, 2005. At the meeting:

(i) The following persons were elected as directors of the Company, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified, each receiving the number of votes set forth opposite their names:

	For	Withheld
Thomas Friezen	13,793,392	523,100
Ann Heywood	13,688,892	627,600
Takeshi Ogata	13,689,492	627,000
Dallas Talley	14,079,892	236,600

(ii) The Appointment of Turner, Stone & Company, L.L.P. as the independent auditors for the Company for the year ended December 31, 2005 was ratified, with 14,315,092 shares voting in favor of the appointment and 1,400 voting against.

(iii) The 2001 Stock Option Plan was amended to increase by 2,000,000 the number of shares of our common stock available for grant under the ISO Plan from 1,200,000 shares to 3,200,000 shares. Voting was 11,579,977 shares for the amendment and 137,400 against.

Item 6. Exhibits and Reports on Form 8-K.

(b) Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The Company filed a Form 8-K on May 4, 2005 to report a change in its certifying accountant. The Company also filed a Form 8-K on July 18, 2005 to report the addition of a new member of the Board of Directors, John Macgregor, to report certain amendments to the Company's Bylaws and to report the adoption of a Code of Ethics.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Capacitive Deionization Technology Systems, Inc.
/s/ Dallas Talley
Dallas Talley
Chairman of the Board,
Chief Executive Officer

Dated: August 12, 2005

Capacitive Deionization Technology Systems, Inc.
/s/ Phil Marshall
Phil Marshall
Chief Financial Officer

Dated: August 12, 2005