Form 10QSB
period 2005-09-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2005-11-14
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

(1) Yes X No
(2) Yes X No

The number of shares outstanding of the registrant's $.0001 par value common stock as of October 31, 2005 was 22,237,837.

Capacitive Deionization Technology Systems, Inc.

Index			Page
Part I	Financial Information

	Item 1	Financial statements

		Balance Sheets as of September 30, 2005 and
		December 31, 2004	3

		Statements of Operations for the three and nine
		months ended September 30, 2005 and 2004 and Cumulative Amounts Through September 30, 2005	4

		Statements of Cash Flows for the nine
		months ended September 30, 2005 and 2004 and Cumulative Amounts Through September 30, 2005	5

		Notes to Financial Statements	6-8

	Item 2	Management's discussion and analysis
		of Financial Condition and Results
		of Operations	8

	Item 3	Controls and Procedures	9

Part II	Other Information

	Item 1	Legal Proceedings

	Item 2	Unregistered Sales of Equity Securities	9

	Item 3	Defaults Upon Senior Securities	10

	Item 4	Submission of Matters to a Vote of Security Holders	11

	Item 6	Exhibits	11

Signature page			11

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	September 30,	December 31,
	2005	2004
Current assets:	(Unaudited)	(Audited)
Cash	$ 58,968	$ 355,586
Note receivable	40,000	40,000
Total current assets	98,968	395,586

Equipment and furnishings	123,847	37,421
Less accumulated depreciation	(18,467)	(25,442)
Total equipment and furnishings	105,380	11,979
	$ 204,348	$ 407,565

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 316,830	$ 294,785
Wages payable	665,408	714,388
Accrued liabilities	536,800	286,927
Customer deposits	203,700	203,700
Current portion of long-term debt	374,816	374,816
Current portion of long-term debt - related parties	1,758,000	1,368,000
Total current liabilities	3,855,554	3,242,616

Other long-term debt	475,170	374,925

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 22,211,937 shares issued and outstanding
in 2005; 19,086,726 and 18,870,726 shares
issued and outstanding in 2004	2,221	1,908
Additional paid-in capital	9,487,075	8,635,991
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(10,091,695)	(8,323,898)
Treasury stock, at cost - 216,000 shares in 2004	-	-
Total stockholders' equity (deficit)	(4,126,376)	(3,209,976)
	$ 204,348	$ 407,565

See accompanying notes to financial statements.
3

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2005 and 2004
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through September 30, 2005)
(Unaudited)

	Three Months Ended		Nine Months		Cumulative
	September 30,		Ended September 30,		Through
	2005	2004	2005	2004	September 30, 2005

Revenues	$ -	$ -	$ -	$ -	$ 15,000

Operating expenses:
Cost of sales	-	-	-	-	10,935
Common stock and options issued for services --
General and administrative	48,261	29,258	139,392	141,971	2,161,202
Common stock and options issued for services --
Research and development	3,585	25,250	28,851	77,500	422,199
Other research and development	320,361	140,055	818,789	425,982	4,179,416
General and administrative (excluding
amounts applicable to stock and options
issued for services each period)	147,988	154,693	405,407	354,124	2,498,598
	520,195	349,256	1,392,439	999,577	9,272,350

Loss from operations	(520,195)	(349,256)	(1,392,439)	(999,577)	(9,257,350)

Other income (expense):
Other income	-	(36)	-	8,910	25,217
Interest expense	(117,023)	(53,271)	(375,358)	(125,634)	(859,562)
Total other income (expense)	(117,023)	(53,307)	(375,358)	(116,724)	(834,345)
Net loss	$ (637,218)	$ (402,563)	$ (1,767,797)	$(1,116,301)	$ (10,091,695)

Basic and diluted net loss per common share	$ (0.03)	$ (0.02)	$ (0.08)	$ (0.06)

Weighted average common shares outstanding	22,127,689	18,584,693	21,101,082	17,907,775

See accompanying notes to financial statements.
4

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2005 and 2004
And Cumulative Operations as a Development Stage Entity (January 1, 2000 through September 30, 2005)
(Unaudited)

			Cumulative
			Through
	2005	2004	September 30, 2005

Cash flows from operating activities:
Net loss	$(1,767,797)	$(1,116,301)	$ (10,091,695)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	9,884	1,192	31,598
Writedown of note receivable	-	-	140,611
Shares issued for services	138,851	192,300	2,023,178
Stock options and warrants issued for services	29,392	27,171	562,257
Changes in operating assets and liabilities:
Note receivable	-	10,000	(40,000)
Accounts payable and accrued liabilities	356,991	326,534	2,580,159
Net cash used in operating activities	(1,232,679)	(559,104)	(4,793,892)

Cash flows from investing activities:
Purchase of furniture and equipment	(103,284)	-	(129,580)

Cash flows from financing activities:
Sale of common shares and warrants	299,100	201,550	2,494,264
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	(60,000)	(45,171)	(179,315)
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	800,245	412,425	2,451,170
Proceeds (payments) - notes payable to stockholders	-	-	161,500
Net cash provided by financing activities	1,039,345	568,804	4,593,039

Net increase (decrease) in cash and cash equivalents	(296,618)	9,700	(330,433)

Cash at beginning of period	355,586	333	389,401

Cash at end of period	$ 58,968	$ 10,033	$ 58,968

Supplemental disclosure:
Total interest paid	$ 5,200	$ 11,829	$ 97,164

Non-cash transactions:
During 2005, the Company issued 1,156,000 common shares to settle $250,000 in notes payable and 574,748 shares to settle $134,053 in accrued interest.
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
September 30, 2005

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

The Company was funded initially through investment by its co-founder. Since 1998 funding has been through private placements with significant investments by the Company's Advisory Board members.

The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete management's plan to raise capital and generate additional operating funds. However, the Company is negotiating the following options:

*	An investment bank providing PIPE (Private Investment in a Public Entity) funding necessary to finance the manufacturing facility
*	A five-year asset purchase financing transaction
*	An equity participation international manufacturing joint venture
*	Expansion of current strategic and investment alliances
*	An alliance with industry and government partners to accelerate pilot systems for a Coalbed Methane Gas Wastewater Remediation Project

Business opportunities will rely on the Company executing its polymerization, pyrolization and assembly outsourcing plans. The Company's plans to produce over 1,000 Aqua Cells in the next twelve months are dependent on financing and expanding outsourcing capacities.

To meet the 2005 and 2006 requirements, the Company must obtain the working capital necessary for its planned Texas manufacturing facility, capital equipment and required personnel. To meet these needs, capital must be received or committed by December 31, 2005.

The Company has expanded its commitment to developing a team of strategic partners by providing demonstration AquaCells for technology and application testing. To date, demonstration AquaCells are implemented in Japan, Australia, Holland and Canada, as well as multiple Fortune 100 companies in the U.S. Ongoing CDT application development is active at the Company's Japanese affiliate, Air Water, Inc., Texas A&M University, Texas Water Development Board and the Colorado School of Mines, as well as several multi-national corporate strategic partners' identified applications.

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

In January 2005, the Company entered into a manufacturing and marketing license with TDA Research, Inc., Wheat Ridge, Colorado, whereby the Company obtained the exclusive worldwide rights for separation of ions from water and thermal insulation applications for TDA-patented technology of producing porous carbons from carbohydrates. To maintain the exclusive license, the Company must make contracted minimum annual royalty payments to TDA beginning at $25,000 per year.

(b) Net Loss per Weighted Average Share

Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(c) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 which has been included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company issued no options or warrants to employees during the quarter ended September 30, 2005. During the quarter ended March 31, 2005, the Company issued 150,000 options to an employee, exercisable over five years at $.22 per share. The effect on pro forma net loss and net loss per share was nominal.

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

Results of operations

To date the Company has recognized nominal revenue. General and administrative expenses were comparable at $147,988 in the third quarter of 2005 compared to $154,693 in the third quarter of 2004. Research and development expenditures for the third quarter of 2005 increased to $320,361 compared to $140,055 in the third quarter of 2004. The increase in R & D reflected the Company's development of proprietary technology for a closed-loop polymerization process, thereby reducing regulatory compliance costs while increasing employee safety. The increase in R & D also was reflected in an on-site Coal Bed Methane CDT AquaCell pilot system in cooperation with Colorado School of Mines and the Bureau of Reclamation. R & D expenses totaled 62% of operating expenses in the third quarter of 2005 compared to 47% in 2004.

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

Part II

Item 1 Legal Proceedings

None.

Item 2 Unregistered Sales of Equity Securities

During the quarter ended September 30, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering.  We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition.

During the third quarter 2005, three-year convertible debentures by six individuals, convertible at $.50 per share, provided $48,000 to the Company. The Company also borrowed $200,000 from a related party in the form of a convertible debenture convertible at $.20 per share. An additional $100,000 was borrowed from four individual third parties under short-term note arrangements. In addition, a private placement to individual accredited investors of 523,264 shares of the Company's rule 144 common stock was completed. The private placement provided the Company $2,000 in cash through the issuance of 8,000 shares; 7,883 shares were issued for $3,585 of engineering services, 116,333 shares were issued for $26,530 of professional services, 310,000 shares were issued to settle $40,000 of convertible debentures and 81,048 shares were issued to settle $10,628 in accrued interest.

Item 3. Defaults Upon Senior Securities

As of September 30, 2005, the Company is in repayment default on the principal and interest on certain of its notes payable in the following amounts: Principal -- $417,816; Interest -- $70,465.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

3.1 and 14.1 Incorporated by reference to Form 8-K filed July 18, 2005: 3.1 Bylaws Amended Through April 1, 2005 14.1 Code of Conduct for Directors, Officers and Employees

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

Dated: November 11, 2005

Capacitive Deionization Technology Systems, Inc.
/s/ Phil Marshall
Phil Marshall
Chief Financial Officer

Dated: November 11, 2005