Form 10KSB
period 2005-12-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2006-04-14
CIK 1098584

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission file number 0-28291

Capacitive Deionization Technology Systems, Inc.
Operating under CDT Systems, Inc.
(Name of small business issuer in its charter)

Nevada	86-0867960
(State or other jurisdiction of	(I.R.S. Employer Identification
Incorporation or organization

4251 Kellway Circle, Addison, TX 75001	75244-4410
(Address of principal executive office)	(Zip Code)

Issuer's telephone number (972) 934-1586

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
Registered

Securities registered pursuant to Section 12(g) of the Act:
$.0001 par value common stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_____ No_X___

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

     The aggregate market value of voting stock of the Registrant held by non-affiliates, computed by reference to the closing price of such stock on February 28, 2006, was approximately $2,723,781. For purposes of this computation, all executive officers, directors and ten percent (10%) beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and ten percent (10%) beneficial owners are affiliates.

State the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

(As of February 28, 2006) 23,506,852 shares

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

TABLE OF CONTENTS

PART I

Page
Item 1. Description of Business	4

Item 2. Description of Properties	9
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small
Business Issuer Purchases Of Equity Securities	9
Item 6. Management's Discussion and Analysis or
Plan of Operation	11

Item 7. Financial Statements	15
Item 8. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure	16

Item 8A. Controls and Procedures	16

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of The Exchange Act	16

Item 10. Executive Compensation	21
Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters	22

Item 12. Certain Relationships and Related Transactions	24

Item 13. Exhibits	25

Item 14. Principal Accountant Fees and Services	26

PART I

Item 1: Description of Business.

Organization

Capacitive Deionization Technology Systems, Inc., which does business as CDT Systems, Inc. ("CDT Systems" or "the Company"), is the successor company to FarWest Group, Inc. By proxy vote the shareholders of the company approved changing the name of FarWest Group, Inc. to Capacitive Deionization Technology Systems, Inc. at the July 31, 2001 annual shareholders meeting. The Amended Articles of Incorporation were then filed with the State of Nevada and the Company's bylaws were also amended.

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

Technology

In January 1997, the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology (CDT). (That technology is described below.) The manufacturing and marketing license is effective for the life of the patents (up to 17 years), with most such patents expiring by the year 2016. To maintain the license the Company must make contracted minimum annual royalty payments to Lawrence Livermore, in the amount of $25,000 per year. The Company will owe Lawrence Livermore royalty payments varying from one (1%) percent of product revenue to a maximum of five (5%) percent of product revenue. The Company is also liable to reimburse Lawrence Livermore for foreign patent filing fees. These fees are incurred by Lawrence Livermore as patents are filed and renewed in foreign countries. During 2005, these fees totaled over $95,000. Although the Company is the only licensee for water applications using the carbon aerogel technology which is the basis of the Company's capacitive deionization technology, the license is non-exclusive in the United States in that Lawrence Livermore could license other entities to use some or all of the technology covered by the existing license with the Company. However, any such license would be limited to Lawrence Livermore technology as it existed in 1996 and would not reflect any enhancements made by the Company. The license is effectively exclusive in those foreign countries in which Lawrence Livermore has filed the patents and the Company has paid the filing fees. These countries include the following:

United Arab Emirates Canada Egypt Countries covered by European Patent Treaty Indonesia Israel India Japan Mexico Malaysia Saudi Arabia South Africa Countries covered by Patent Cooperative Treaty

In 2003 the Company filed an application to trademark the name "AquaCell™" for its product.

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

Development

The Company had research and development expenses totaling approximately $1,330,000 for the year ending December 31, 2005, and $701,000 for the year ending December 31, 2004. Since licensing the technology the Company has spent almost six million dollars in research and development, manufacturing processes, and automation design. In pilot tests CDT has proven to be a successful technology for pure and ultra pure water requirements which require output water of one part per million total dissolved solids (TDS). CDT provides an effective solution for these applications, and is also effective when used in pure and ultra pure applications in conjunction with other water technologies. Test results also indicate that CDT is an economically viable technological alternative to reverse osmosis, the most widely used water purification system, for a broad spectrum of large-scale brackish water and industrial remediation and pure and ultra-pure applications.

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

The Business

The Company is the sole business, technology licensee and manufacturing partner of the U.S. Department of Energy's Lawrence Livermore National Laboratory for the development and commercialization of carbon aerogel material sciences-based capacitive deionization technology (CDT) for water purification, as well as hydrogen generation and thermal insulation applications. In 1997 Lawrence Livermore granted the Company a worldwide license for the manufacturing and distribution of Carbon Aerogel and Capacitive Deionization Technology (CDT™). Lawrence Livermore has indicated that it spent over $40 million and 10 years developing the technology to help solve the world's increasing water crisis. Today the world recognizes that water is our most vital resource. Water is essential for life and the economic health of communities throughout the world. However, global fresh water supplies are being consumed at a staggering rate. A severe water supply shortage is projected. It is estimated that over half a billion people depend on non-renewable sources. Many areas of the world presently lack an adequate supply of water. Technically, between the water that flows in rivers and that which lies in underground aquifers and in the oceans of the world, there is sufficient water to support the current population; however, only a small percentage (approx. 3%) of it is safe to drink or use for agriculture without some form of purification. According to experts on the world's water crisis, by the year 2025 the number of people that wi1l live in regions of severe water shortages will reach 3 billion.

Potential clients for the Company's CDT technology include government organizations in developing nations, particularly those in the Asia Pacific, Middle East and North Africa regions where access to sustainable amounts of potable water is of increasing concern. In addition to government organizations seeking to provide appropriate water supplies for their citizens, the Company has had discussions with domestic, international and humanitarian groups interested in the Company's technology as a means of providing relief in areas with significant medical problems which result from shortages of clean water. The recent natural disasters have resulted in several groups inquiring about the Company's mobile systems for immediate and long-term reconstruction needs.

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

The Company has established an outsourcing arrangement with Carbon-Carbon Advanced Technology (C-CAT) in Fort Worth, Texas to provide Pyrolization technology and services to the Company. C-CAT is a NASA certified design and manufacturing contractor for carbon-carbon material sciences which includes aerogel. C-CAT's existing Pyrolization capacity will satisfy CDT Systems Pyrolization requirements forecast for 2006.

In January 2004, the Company completed a Letter of Intent for the establishment of a Joint Venture Agreement ("JV Agreement") with Air Water, Inc. of Osaka, Japan. Air Water will own 67% and the Company 33% of the CDT/Air Water Joint Venture. The Joint Venture will initially assemble AquaCells in Japan with carbon aerogel provided by the Company.

In December 2004, the Company established an outsourcing arrangement in Toronto, Canada with VML Technologies for the Polymerization of carbon aerogel. This arrangement will provide contractual increasing quantities of carbon aerogel which will then be pyrolized at the C-Cat facility in Fort Worth or at the Company's planned manufacturing facility. The Canadian capacity should satisfy CDT's Polymerization requirements as forecast for 2006 as well as supporting quantities in 2007.

With the outsourcing agreements with VML and C-CAT, combined with Air Water's packaging technology, the Company has the potential to reduce short-term capital requirements while accelerating the manufacturing schedule of CDT AquaCells.

CDT Systems has a working agreement with a group in Johannesburg, South Africa for Electro Activated Water (EAW) technology. Marketed as "Activated Water", this disinfection process destroys microbes and biologicals. It has been successfully tested on anthrax, botulism and other biologicals. In addition, it prevents bio-film or scaling build-up. Combining CDT with ECA technology provides a purification system which eliminates both contaminates and biologicals, as well as reducing scaling and fouling within the AquaCells.

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

The Company's sales and marketing strategy is to be "the 'Intel' of the water industry". The headquarters marketing organization will consist of industry sales managers and application analysts; Brackish, Pure and Ultra Pure and Oil and Gas Managers will each have multiple industry specialists to support sales and marketing opportunities. The second phase will be to add geographic management in Asia-Pacific, the Africas and the Americas. These managers may be located on site in their area. Additionally, industry and geographical management will be added when justified.

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

Reports to Security Holders

The Company has filed all quarterly and annual reports on a timely basis since the Company was relisted on the Over the Counter Bulletin Board (OTCBB) with the trading symbol of CDTN in February 2004. The public may read and copy any material files with the SEC at the SEC's Public Relations Reference Room at 100 F Street, Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Company has become an electronic filer and, as such, all items filed by the Company with the SEC which contain reports, information statements, and other information regarding issuers that file electronically with the SEC will be available at the SEC's website. That site is available at http://www.sec.gov. The Company also maintains an Internet site, which contains information about the Company. The site is available at http://www.CDTWater.com.

Item 2: Description of Properties.

The Company leases Corporate offices at 4251 Kellway Circle, Addison, Texas 75001. This includes approximately 9,700 square feet of corporate, administrative and operations space. An engineering laboratory has been equipped to manufacture the initial supply of the recently licensed S-One materials. An engineering computer center has also been established for source water and application testing at Texas A&M University.

Item 3: Legal Proceedings.

None.

Item 4: Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter to a vote of security holders.

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Stock Prices and Dividend Information

The Common shares of the Company currently trade on the NASDAQ Over-the-Counter market under the trading symbol CDTN. The Company was approved, effective February 10, 2004, for listing the Company on the Over the Counter Bulletin Board (OTCBB). The following table sets forth for the period indicated the high and low bid prices during the period from January 1, 2004 to December 31, 2005. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

2005	High	Low
First Quarter	.44	.22
Second Quarter	.37	.25
Third Quarter	.32	.20
Fourth Quarter	.25	.14

2004	High	Low
First Quarter	.51	.25
Second Quarter	.45	.21
Third Quarter	.50	.19
Fourth Quarter	.38	.20

As of February 28, 2006 the Company had 23,506,852 Common Shares issued and approximately 275 shareholders of record. Fully diluted outstanding shares, assuming all exerciseable options and warrants were exercised and all convertible debt was converted, amounted to 44,290,991 shares at February 28, 2006. On February 28, 2006, the last sales price for the common stock as reported on the OTCBB was $.16.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Manhattan Transfer Registrar, New York, New York.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of our securities without registration during the last quarter of 2005. Except as otherwise noted, all sales below were made in reliance on Section 4(2) of the Securities Act of 1933, as amended and no such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. No advertising or general solicitation was employed in offering the securities. In each instance, the offerings and sales were made to a limited number of persons, who were either (i) accredited investors, (ii) business associates of the Company (iii) employees of the Company, or (iv) executive officers or directors of the Company. In addition, the transfer of such securities were restricted by the Company in accordance with the requirements of the Act. Furthermore, all of the above-referenced persons were provided with access to our filings with the Securities and Exchange Commission.

During the fourth quarter 2005, three-year convertible debentures by two individuals, convertible at $.50 per share, provided $20,000 to the Company. The Company also borrowed $400,000 from a related party in the form of a convertible debenture convertible at $.20 per share. An additional $57,000 was borrowed from four individual third parties under short-term note arrangements. In addition, a private placement to individual accredited investors of 240,900 shares of the Company's restricted common stock was completed. Of this amount, 102,900 shares were issued for $23,715 of engineering services, and 138,000 shares were issued for $29,880 of professional services.

Dividend Policy

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

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Results of Operations

In 2005 and 2004, there was no revenue recognized by the Company; however, in the third quarter of 2006, the Company anticipates generating an ongoing revenue stream, although such cannot be assured.

The Company was funded initially from assets provided by the co-founder. Since incorporation in 1996, the Company has obtained over $12 million working capital from private placements, debt financing and debt conversions. Strategic partners, management and private placements have provided more than $6.8 million of the working capital.

Primary usage of the working capital has been for continuing technology development. Significant amounts have been committed to improving and then developing new patentable manufacturing processes.

Operations for the Next Twelve Months

Business opportunities will rely on the Company executing its polymerization, pyrolization and outsourcing plans. The Company plans to produce over 3,000 Aqua Cells in the twelve months beginning in April 2006, dependent on financing and fully implementing outsourcing capacities.

To meet the fourth quarter 2006 and next year's anticipated product requirements, the Company must obtain the capital necessary for its planned manufacturing facility, capital equipment and required personnel.

The Company has expanded its commitment to developing a team of strategic partners by providing demonstration AquaCells for technology and application testing. To date, demonstration AquaCells are implemented in Japan, Australia, Holland and Canada, as well as the U.S. Ongoing CDT application development is active at Air Water, Inc. (Japan), Docklands Sciences Park, Pty, Ltd. (Australia), Texas A&M University, Texas Water Development Board, as well as several multi-national corporate strategic partners' identified applications including:

*	Multi-year nationwide installations and a Joint Venture operation with R&D support from an Asian-Pacific government
*	Industrial ground water remediation for Coal Bed Methane (CBME) gas wells
*	Boiler input and polishing in the U. S., Japan and Asia
*	Brackish water purification in conjunction with the State of Texas and the Water Development Board
*	Humanitarian Mobile On-site Reconstruction Purification Systems - Asia Pacific
*	Chinese government test systems in cooperation with Texas A&M University.

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

Texas A&M and the Company will implement the Partnering Agreement as a factor in achieving Texas A&M's goal of being the Advanced Water Technology and Support Center for Texas and North America, as well as a recognized Water Center for the World. To strengthen Texas A&M's position, the Company, with Texas A&M's support, has established a research and test laboratory at Texas A&M.

The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is negotiating the following options:

*	Interim short-term debt financing with assistance from a private investment group
*	Working capital from a Regional Investment Bank, including equity and debt
*	Expansion of current strategic and investment alliances
*	International joint ventures
*

On March 16, 2006, the Company agreed to the engagement of Grant Thornton UK LLP as Nominated Advisor to the Company in relation to a proposed financial transaction of obtaining admission on the London Stock Exchange Alternative Investment Market (LSE-AIM) contemporaneous with a planned institutional placing on the LSE-AIM.

*	An agreement with a Native American-funded corporation for a planned manufacturing facility to be located in Oklahoma

Management believes that the required funding for operations will be achieved. However, there is no assurance that such funding will be obtained.

Limited Operating History

To accelerate operations, the Company has focused on establishing strategic outsourcing partnerships. This strategy reduces the short-term capital requirements while providing manufacturing capabilities and experience. Although losses will continue during 2006, it is projected that the outsourcing strategy, combined with the projectedcapital fundraising , will result in the Company having positive cash flow the following year.

Need for Additional Financing

The Company has raised over $12 million of working capital since inception. Over $6.8 million has been cash investments from strategic partners, management and private placements, including debt. The remaining over $5 million of capital resulted from debt conversion or services for equity contracts.

The Company's current business plan and projections reflect capital requirements of over $20 million during the next 18 months, excluding $12 million of asset financing, in order to continue operations and construct a production facility. There is no assurance that this financing will be completed; however, as previously indicated, the Company's outsourcing partnership strategy provides for continuing operations during the financing cycle.

As previously indicated, utilization of the Company's CDT technology will require the establishment of a carbon aerogel production facility to produce CDT systems for clients which incorporate carbon aerogel-based capacitive deionization technology. The Company plans to complete a 100,000 square foot production facility in Oklahoma. The manufacturing facility capital equipment requirements during the first two years will total approximately $10 million in addition to the construction cost of the facility.

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

Off Balance Sheet Arrangements

The Company has had no off balance sheet arrangements during or as of the years ended December 31, 2005 and 2004.

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

CDT Systems' Aqua Cell technology, the enhanced foundation of carbon aerogel operation, is a unique electrochemical process that operates at low voltage (1.3 - 1.7 vdc) and low pressure (2 psi). The heart of the CDT™ is the "AquaCell". Each CDT™ AquaCell consists of 250 sheets of Carbon Aerogel material, over which the source water stream passes. The role of Aerogel is to provide greatly increased "parking places" for the temporary storage of the ions, which are being removed from the source water. When the AquaCell becomes saturated with removed contaminants (ions), it is scheduled to an offline status and the source water continues to be routed to other AquaCells, which have been regenerated. The loaded AquaCell is then shorted out or reverse-polarized, expelling the contaminants into a waste stream for disposal or recycling.

The Company completed a license agreement in January 2005 with TDA Research, Wheat Ridge, Colorado, whereby the Company obtained exclusive worldwide rights to TDA's patented "Porous Carbons from Carbohydrate" for "the manufacture of electrodes for use in capacitive deionization systems for the separation of ions from water to make purified water and water with increased concentration of ions; and the manufacture of porous carbon materials for use as thermal insulation." The two nanometer to fifty nanometer nanotechnology has the potential to provide the Company with an alternative environmental friendly continuous process manufacturing option to its current resorcinol formaldehyde batch process technology.

Risk Relating to Our Business

Our technology investments have never generated any material revenues, and we have incurred significant operating losses amounting to approximately $1.5 million in 2004 and $2.5 million in 2005 and we also expect to have significant losses in 2006. We began enhancing the technology we licensed in 1997 from the U.S. Department of Energy's Lawrence Livermore National Laboratory and we have yet to demonstrate that we will ever generate sufficient system sales to become profitable. Our operations to date have principally been limited to research and development of our technology toward having a commercial product. At December 31, 2005, we had an accumulated deficit of approximately $14.4 million. The extent of our future operating losses and the ability to achieve profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability.

Based upon funds available to us at December 31, 2005, our independent auditors at that time expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds. In this regard, see the explanatory paragraph in our auditor's report in this Form 10-KSB.

The market for our technology may not be as large as we estimate or may not grow as we expect, and our sales and marketing initiatives may not succeed in developing customer awareness of our AquaCells, which would limit our future growth and harm our revenues.

Measures we have taken to protect our intellectual property related to our Capacitive Deionization Technology or its key components may not be adequate, which could harm our ability to compete in the market. In addition to patents owned by LLNL and TDA Research, Inc. ("TDA") which are licensed to us in the United States and controlled by us worldwide, we rely on a combination of trade secrets, copyright and trademark laws, confidentiality, nondisclosure and assignment of invention agreements and other contractual provisions and technical measures to protect our intellectual property rights. If our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and our competitive position.

The Company has never manufactured AquaCells on a large-volume basis as it will attempt to do in the new manufacturing facility. To date, the Company has only manufactured pilot versions of the AquaCell on a manual basis. If the Company is not able to produce AquaCells at the projected quantities, our profits and cash flows could be impacted negatively.

Other Business Matters

Government Approvals and Regulations

The Company understands that governmental approvals, particularly those from the Environmental Protection Agency with respect to emission controls at any aerogel manufacturing facility established by the Company, will be necessary for the establishment of the Company's operations. The Company plans to strictly adhere to compliance with federal, state, and local laws or regulations which have been enacted or adopted to protect the environment. To date, these laws and regulations have not had, nor are they expected in the future, to have a material adverse effect upon the Company's operations, product development, capital expenditures, earnings or financial position. The expenditures required to comply with Environmental Protection Agency statutes and regulations are included in the financial plan to establish the manufacturing facility.

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

Item 7: Financial Statements.

Information required by this item appears in the Financial Statements and Auditor's Reports for CDT Systems Inc. for December 31, 2005 and 2004 herein.

Item 8: Changes in and Disagreements with Accountants.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Form 10KSB.

Item 8A: Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. There were no changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act

Executive Officers and Directors

MANAGEMENT

Dallas Talley, Age 72, (Director since 1998) Chairman and CEO since 2000, has over thirty-five years of high tech senior executive experience. He has been CEO of New York Stock Exchange and NASDAQ companies including Qantel Business Computers, Televideo Systems and Zentec Corp. He has also been founder and director of several emerging companies. Mr. Talley was Managing Partner of an international technology development group specializing in technology transfers in Asia Pacific, Europe and selected developing nations. He served on the Board of Directors of the American Electronics Association (AEA) from 1984 to 1989 and served as Chairman of AEA's Silicon Valley Chapter. Since joining the Board of Directors in 1998, Mr. Talley has been responsible for maintaining and expanding the company's relationship with Lawrence Livermore National Laboratories and for implementing the company's private placements and strategic alliances.

George Butterworth, age 67, President (Effective March 1, 2006) Mr. Butterworth holds a BSc Physics, Nottingham University (England). He previously held management positions with Westinghouse Electric for over 25 years, including Managing Director and President of the Westinghouse PGBU organization in the UK, including its involvement in the Westinghouse - Rolls Royce Joint Venture. Mr. Butterworth was Manager, Development Services at Siemens-Westinghouse until his retirement on April 2005. Mr. Butterworth also held management positions in; Brussels, Belgium, Pittsburgh, Pa and Dallas, Texas. He served four years as Vice President, responsible for Radioisotope Production for International Isotopes, Inc. where he lead the installation, commissioning and operation of the world's largest Linear Accelerator to be employed for the production of radioisotopes for medical applications.

Phil Marshall, Age 56, Chief Financial Officer, has over thirty years experience in financial management and audit services. He has been a Principal or Partner for over twenty years with KMG Main Hurdman, KPMG Peat Marwick, Jackson & Rhodes, and Whitley Penn. His public accounting experience includes multinational companies with extensive SEC reporting in a variety of operating companies including environmental, manufacturing and service companies. Mr. Marshall joined the Company in the third quarter of 2003. During the three previous years, Mr. Marshall was a Principal with Whitley Penn and Shareholder/Director of Audit Services with Jackson & Rhodes P.C.

Board of Directors

The Company's Board of Directors at year-end 2005 consisted of five members. The Company's By-Laws permit the Board of Directors to consist of any number of members greater than two (2) as determined by the then current Board of Directors. The Advisory Board has been appointed by the Board of Directors to assist the Board of Directors with nomination of members of the Board of Directors which will be submitted to shareholders for proxy election at the next annual meeting.

We currently have an audit committee and a compensation committee of the Board of Directors. Mr. Friezen, Mr. Macgregor and Ms. Heywood make up the audit committee and Mr. Friezen and Ms Heywood form the compensation committee. The Board of Directors is in the process of evaluating the need for other appropriate committees for our future growth.

We do not currently have a process for security holders to send communications to the Board of Directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, Mr. Dallas Talley, at our executive offices, 4251 Kellway Circle, Addison, Texas 75001. While we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Talley collects and evaluates all shareholder communications. If the communication is directed to the Board of Directors generally or to a specific director, Mr. Talley will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting. If the communication requires a more urgent response, Mr. Talley will direct that communication to the appropriate executive officer. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

Our Bylaws provide that nominations of persons for election to the Board of Directors of the corporation may be made at a meeting of stockholders by or at the direction of the Board of Directors or by any stockholder of the corporation entitled to vote in the election of directors at the meeting who complies with the following notice procedures, as set forth in the Bylaws.

DIRECTORS

In addition to Mr. Talley, the Directors of the Company are as follows:

Tom Friezen, age 46, (Director since 1997) Mr. Friezen is chairman of the Audit Committee. Mr. Friezen, a registered CPA, has been the CFO of Dakota Growers Pasta Company, Inc. a $170 million food processing company since 1995. He has been responsible for financial, banking and legal activities of his company. During his tenure, Dakota Growers completed two public stock offerings, one private stock offering and one public debt placement, which raised over $70 million in capital. He was also heavily involved in a $27 million business acquisition. He has been also responsible for SEC Reporting and Compliance, taxation and shareholder relations within his company. Mr. Friezen is the financial expert on the Audit Committee for our company.

Takeshi Ogata, age 70, (Director since 2000) Mr. Ogata was a senior executive and now is an emeritus, after retirement in 1994, with Itochu Corporation of Tokyo, Japan. Within Itochu he has served as a Managing Director of Itochu Machinery and Information Group and, further as Senior Managing Director as well as President of Itochu Construction. He was one of the founders and Chairman of Itochu's Innotech Corporation. Mr. Ogata was the leader in Itochu's corporate redirection into high technology businesses with a resulting $30 billion equity valuation. He was founder and Chairman of several Itochu technology companies including CTC, the largest systems integrator in Japan with an equity value of $10 billion and J-SAT, a joint venture of Itochu Sumitomo and NTT communications. Mr. Ogata also serves as a business consultant for many companies and ventures in Japan.

Ann Cochran Heywood, age 60, (Director since 2000) Ms. Heywood, serves as Chairman of the Compensation Committee. Ms. Heywood has been Senior Fellow in Centre for Global Security Analysis and Advisor for US Nuclear Non-proliferation Program and Manager of Nuclear Cities Initiatives Program with Russian Federation at Lawrence Livermore National Laboratory for over five years. She has a broad background in early stage funding activities, technology development and commercialization, and longer-term management of technical organizations in the public and private sectors. She started the Russian Medical Technology program. Ms. Heywood is currently engaged in converting a Russian weapons assembly facility to the fabrication of kidney dialysis systems. She served as Deputy Secretary for Technology at the California Environmental Protection Agency (CalEPA) and also served as Vice President of Corporate Development at Thermatrix Corporation. Ms. Heywood has managed activities for technology development programs for Lawrence Livermore, SAIC, TRW and the U.S. Department of Energy.

John Macgregor, age 56, (Director since 2005) Mr. Macgregor retired from the World Bank in 2004 after 25 years of service. He coordinated Bank programs of lending and technical support for Egypt, Yemen, Jordan, Kenya, Somalia, Djibouti, and Bangladesh, and represented the Bank in senior level dialogue with those governments on economic, fiscal and administrative policies. He cofounded a private group to identify and support private investment opportunities in Kenya, where he lived for four years. He also led efforts to increase Bank support for water and water management programs. Prior to that, he managed the Young Professionals Program of recruitment and placement, led or participated in numerous project appraisals and supervisions in the Philippines, Korea, Kenya, and Brazil, and conducted long-term econometric analysis for India.

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

Chester W. Nosal, Mr. Nosal has been associated with CDT Systems since 1998 and was instrumental with the successful investment negotiations with ABB. He is an active advisor and consultant to the company on international policy and opportunities. He is currently and has been for over five years an affiliate of Pillsbury Winthrop in Washington, D.C. Mr. Nosal's law practice encompasses tax, international and telecommunications matters from domestic to global in scope. He was Senior Partner and head of the International Department with a practice in the Washington office of Winston & Strawn. Mr. Nosal also has been involved in business as an investor and director in many domestic and international corporations. He has served as a legal advisor to numerous countries and governments. His practice has included counseling countries on economic development, conducting legal audits of foreign legal, business and governmental systems and advising on foreign affairs; counseling, implementing, negotiating, structuring, and closing United States and international transactions in the following areas: telecommunications, worldwide merger and acquisitions/dispositions, joint ventures, licensing and franchising.

Tommy Thompson: Mr. Thompson has been an executive with Fluor Corporation for the past five years. His duties include designing and executing recovery plans for troubled projects. Mr. Thompson is also responsible for developing strategy and implementation plans for new markets. Previously, as Chief Operating Officer of International Isotopes, Inc. from 1996 to 2000, his responsibilities included construction of an FDA-approved radiopharmaceutical manufacturing facility. He also built and placed in to operation a cyclotron and a linear accelerator while working closely with Los Alamos Laboratory. He also led the design and manufacture of a robotic manufacturing unit for International Isotopes. Mr. Thompson has served as Executive Vice President of Coastal Power Company and resided several years in Hong Kong and Singapore while serving as Vice President of Dow Chemicals, Destec Energy (Asia) Corporation, Halliburton International and Brown and Root International Group. The early part of his career was spent with TXU in Dallas, Texas, including managing TXU's Generation Services Group where he had responsibility for a $100 million operating budget.

William Lee: Mr. Lee provides advisory services to the Company on various legal and financial matters. He is licensed as an attorney and CPA in Texas. Since 1999, his practice has specialized in the areas of business acquisitions, startups, and spin-offs. Previously, Mr. Lee served as General Counsel, then Chief Financial Officer, and finally Vice President, of INDSPEC Chemical Corporation, North America's only producer of resorcinol, establishing that company's legal department after the founding of the company, and advising the company through the completion of three change-of-control transactions, two manufacturing plant sales, a public bond offering, and a restructuring of the senior bank facility. Prior to that, Mr. Lee was in private law practice with Golden, Potts, Boeckman & Wilson, a Dallas, Texas law firm, concentrating on tax, securities, regulatory, and corporate matters. Before that, he was with Peat, Marwick, Mitchell & Co., CPAs, doing tax work for numerous consolidated groups and other clients.

Howard Pierce: Mr. Pierce was a Senior Executive with ABB Asea Brown Boveri, Ltd. (ABB), a $25 billion global corporation headquartered in Zurich, Switzerland, from 1991 until his retirement in 2001. His most recent position was President and CEO - ABB, Inc., with Group responsibility for the U.S. He was responsible for the divestiture of ABB Power Company and ABB Nuclear, and the integration of Elsag Bailey. He previously served as President - ABB Steam Power Plants and Environmental Systems as well as Group Executive Vice President ABB Americas. Mr. Pierce has also served as President of ABB China, Ltd., and relocated its headquarters from Hong Kong to Beijing. He established fourteen majority-owned joint venture companies in China. Prior to ABB, Mr. Pierce was an executive with Westinghouse Electric Corporation from 1967 to 1990. His executive experience with Westinghouse included eight years as General Manager of the $400 Million Power Generation Operations Division and four years as Manufacturing Director - Westinghouse Power Systems Division. Mr. Pierce is currently a Director of Harsco Corp., Ambient Corp., Drexel University and Drexel Medical School. He was a past Director of the U.S. China Business Council (Executive Committee), Trustee of the Eisenhower Exchange Fellowship and past Director of the Save the Sound Charitable Foundation protecting Long Island Sound.

Ken Curtin: Mr. Curtin has twenty-five years experience as a Wall Street investment banker and venture capitalist. He was Manager of Corporate Finance at Ladenburg Thalmann & Co. and Drexel Burnham specializing in the initial financing and public underwriting of technology and telecommunications companies. He was a co-founder of Locate Inc. one of the first competitive local exchange carriers in New York and has served as an Advisor to a variety of small businesses. He also has fifteen years in engineering experience in the Defense and Telecommunications industries including research at the RCA Sarnoff Labs. He also has taught at the Graduate School of Science & Engineering at Stevens Institute of Technology. For over two years until his retirement in 2003, Mr. Curtin was Executive Vice President with Zephyr Communications, Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements.

Code of Ethics

The Company has adopted a formal code of ethics that applies to the Company's directors, officers and employees. A copy of the code of ethics has previously been filed with our Form 10-KSB/A, dated July 18, 2005.

Item 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION SCHEDULE

The following table reflects all forms of compensation for the fiscal years ended December 31, 2003, 2004, and 2005 for services provided by our named executive officers.

						No. of
				Other	Restricted	Securities		All
Name and				Annual	Stock	Underlying	LTIP	Other
Principal Position	Year	Salary	Bonus	Compensation	Awards(1)	Options/SARs	Payout	Compensation
Dallas Talley	2005	$132,000	$ -	$10,468	$ -	-	$ -	$ -
Chairman/CEO	2004	$ 130,574	$ -	$ -	$ 10,000	-	$ -	$ -
	2003	$ 81,820	$ -	$ -	$ 57,500	-	$ -	$ -

Phil Marshall	2005	$132,000	$ -	$14,531	$ -	-	$ -	$ -
CFO	2004	$ 146,947	$ -	$ -	$ -	-	$ -	$ -
	2003	$ 54,315	$ -	$ -	$ 11,685	200,000	$ -	$ -

Note - Above amounts are accrued, not necessarily paid. Mr. Marshall joined the Company in July 2003.
(1) Represents issuance of common stock in satisfaction of unpaid compensation.

AGGREGATED OPTIONS/SAR EXERCISES IN
LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

			Number of	Value of Unexercised
			Unexercised	In the Money
			Options/SARs at FY	Options/SARs at FY
			End	End ($);
	Shares Acquired	Value	Exerciseable/	Exerciseable/
Name	On Exercise (#)	Realized ($)	Unexerciseable	Unexerciseable
Phil Marshall	-	$ -	120,000/80/000	$16,800/$11,200
Dallas Talley	-	$ -	-	$ -

There were no options issued to officers during the year ended December 31, 2005.

Stock Option Grants

The Company has adopted a Stock Option Plan to provide a continuing, long-term incentive to selected eligible officers, directors, key employees and consultants of the Company to provide a means of rewarding outstanding performance; and to enable the Corporation to maintain a competitive position to attract and retain key personnel necessary for continued growth and profitability.

The Company has reserved 800,000 shares for issuance under the 2000 Stock Option Plan and 3,200,000 shares under the 2001 Stock Option Plan. All the options under the 2000 Plan have been issued and 1,900,000 options are available under the 2001 Plan as of December 31, 2005.

Directors' Compensation

The Company does not provide cash compensation for the members of the Company's Board of Directors, in their roles as directors. (Directors who are employees receive compensation for their services as employee of the Company.) However, each director is reimbursed for direct expenses incurred due to service on the Board of Directors. Each director who is not an employee is granted an option to acquire 100,000 shares of the Company's Common Stock, for three years service on the Board of Directors. One third of the options granted to each independent director are vested on the date of grant and one third on each of the next two anniversaries of the date they joined the Board of Directors. In addition, the Company established an Advisory Board in 2000. The Advisory Board provides assistance to management and the Board of Directors as well as establishing a strong network of senior executives, government leaders, and financial associates. The chairman of the Advisory Board receives an option for 100,000 shares and all other members receive an option for 75,000 shares with the same vesting schedule as the Board of Directors.

Item 11: Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information at February 28, 2006, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of February 28, 2006, there were 23,506,852 shares of common stock outstanding. Fully diluted outstanding shares, assuming all exerciseable options and warrants were exercised and all convertible debt was converted, amounted to 44,290,991 shares at February 28, 2006.

	Number of	Title of	Percent of
Name/Address	Shares	Class	Class (5)
Dallas Talley Director, CEO
12024 Excelsior
Dallas, TX 75230	1,396,300(1)	Common Stock	5.84%

Thomas Friezen Director
1073 W. Gold Bar Place
Oro Valley, AZ 85747	440,133(2)	Common Stock	1.87%

Takeshi Ogata Director
2-20-18 Tsutsujiga-oka
Chofu City, Tokyo - Japan	345,677(2)	Common Stock	1.47%

Ann Heywood Director
4084 Sugar Maple
Danville, CA 94506	133,333(2)	Common Stock	0.57%

John Macgregor Director
3743 Fessenden St. NW
Washington, DC 20016	33,333(2)	Common Stock	0.14%

George Butterworth
4849 Frankford Rd, Apt 1027
Dallas, Texas 75287	36,800	Common Stock	0.16%

Phil Marshall
2906 Becket Ct.
Garland, TX 75044	603,900(3)	Common Stock	2.54%

All seven of our Directors and
Officers as a group --
seven persons	2,989,476	Common Stock	12.29%

Chester Nosal
1825 I Street NW, Ste. 400
Washington, DC 20006	12,975,398(4)	Common Stock	36.97%

Clark Vaught
6341 W. Trailsend Rd.
Tucson, AZ 85745	2,106,500	Common Stock	8.96%

(1)	Comprised of 999,500 shares of common stock held directly and 396,800 shares of common stock issuable upon conversion of convertible debenture.

(2)	Includes shares of common stock held directly and exercisable options for 33,333 shares of common stock.

(3)	Comprised of 322,200 shares of common stock held directly, exercisable options for 120,000 shares of common stock and 161,700 shares of common stock issuable upon conversion of convertible debentures.

(4)	Comprised of 1,387,244 share of common stock held directly and 11,588,154 shares of common stock issuable upon conversion of convertible debentures.

(5)

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2005.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon Exercise of Outstanding warrants and rigts	Weighted average exercise price of o/s options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	1,350,000	$ 0.26	1,900,000

Equity compensation plans not approved by security holders	2,671,900	$ 0.69	-

Total	4,021,990	$ 0.55	1,900,000

The equity compensation plan not approved by security holders consists of warrants issued in connection with various transactions in the normal course of business and financing the operations.

Item 12: Certain Relationships and Related Transactions

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any of our directors or executive officers;

(B)	any nominee for election as one of our directors;

(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

The Company has borrowed $2,158,000 and $1,368,000 as of December 31, 2005 and 2004, respectively, from certain related parties. Certain of the notes were past due as of December 31, 2005. The notes bear interest at rates ranging from 12% to 18% and, as of December 31, 2005, are convertible into 12,399,855 shares of common stock at prices ranging from $.13 to $.45 per share. Of these amounts, an affiliate of Chester Nosal, Advisory Board member, was the holder of a convertible debenture aggregating $1,000,000 and $2,000,000, respectively, as of December 31, 2005 and 2004. The debenture bears interest at 1% per month and the principal and interest is convertible to 11,158,554 shares of common stock at December 31, 2005. Chester Nosal was also a holder of a convertible debenture in the amount $200,000 in 2004. The debenture bore interest at 1% per month and the principal and interest was converted to 1,293,700 shares of common stock in 2005.

Item 13: Exhibits

Exhibit No. Description

3.1	Articles of Incorporation of Registrant (Filed as to Exhibit Registration Statement on Form 10SB dated November 22, 1999 and incorporated herein by reference).

3.2	By-Laws of Registrant (Filed as Exhibit 2.2 to Registration Statement on form 10SB dated November 22, 1999 and incorporated herein by reference).

3.3	Amended By-Laws (Filed as Exhibit 3.1 in Form 10KSB dated July 18, 2005 and incorporated herein by reference).

10.1	Lawrence Livermore License Agreement (Filed as Exhibit 10 to Registration Statement on Form 10SB dated November 22, 1999 and incorporated herein by reference).

10.2

Letter of Intent for the Establishment of a Joint Venture - CDT Systems, Inc./Air Water, Inc. Entered into on January 30, 2004. (Filed as Exhibit 3.1 in Form 10KSB/A dated July 18, 2005 and incorporated herein by reference).

14.1	Code of Conduct for Directors, Officers and Employees (Filed as Exhibit 3.1 in Form 10KSB/A dated July 18, 2005, Registrant No. CIK#0001098584 and incorporated herein by reference).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Weaver & Tidwell, L.L.P. and Turner Stone & Company, L.L.P. for the audits of our annual financial statements for fiscal year 2005 and fiscal year 2004 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Weaver & Tidwell, L.L.P. and Turner Stone & Company, L.L.P. for fiscal year 2005 and fiscal year 2004.

	2005	2004

Audit fees	$29,900	$19,500

Audit related fees	-	-

Tax fees	-	-

All other fees	-	-

Total	$29,900	$19,500

The category of "Audit fees" includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of "Audit-related fees" includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of "Tax fees" includes consultation related to corporate development activities.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Weaver & Tidwell, L.L.P. and Turner Stone & Company, L.L.P. was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 has been signed by the following persons in the capacities indicated on the 14th day of April, 2006.

Signature	Title

/s/ Dallas Talley	Chairman of the Board and Chief Executive
Dallas Talley	Officer
(Principal Executive Officer)

/s/ Phil Marshall	Chief Financial Officer
Phil Marshall	(Principal Financial Officer)

/s/ Thomas Friezen	Director
Thomas Friezen

/s/ Takeshi Ogata	Director
Takeshi Ogata

/s/ Ann Heywood	Director
Ann Heywood

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Capacitive Deionization Technology Systems, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of Capacitive Deionization Technology Systems, Inc., (the Company) (a development stage company) as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2005 and for the period January 1, 2000 (date entered development stage) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capacitive Deionization Technology Systems, Inc. at December 31, 2005, and the results of its operations and cash flows for the year ended December 31, 2005 and for the period January 1, 2000 (date entered development stage) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has significant operating losses and its working capital deficit and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TURNER STONE & COMPANY, L.L.P.
Certified Public Accountants
April 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Capacitive Deionization Technology Systems, Inc.

We have audited the accompanying balance sheet of Capacitive Deionization Technology Systems, Inc. ("the Company") (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the period from January 1, 2000 (date entered development stage) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capacitive Deionization Technology Systems, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2000 (date entered development stage) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WEAVER & TIDWELL, L.L.P.

Dallas, Texas
February 25, 2005

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS
December 31, 2005 and 2004

Assets

	2005	2004
Current assets:
Cash	$ 11,178	$ 355,586
Note receivable	40,000	40,000
Total current assets	51,178	395,586

Furniture and equipment	138,222	37,421
Less accumulated depreciation	(24,030)	(25,442)
Total furniture and equipment	114,192	11,979
	$ 165,370	$ 407,565

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 410,713	$ 294,785
Wages payable	713,339	714,388
Accrued liabilities	615,633	286,927
Customer deposits	203,700	203,700
Current portion of long-term debt	388,369	374,816
Current portion of long-term debt - related parties	2,158,000	1,368,000
Total current liabilities	4,489,754	3,242,616

Other long-term debt	495,245	374,925
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 22,452,837 and 19,086,726
shares issued; 22,452,837 and 18,870,726 outstanding	2,245	1,908
Additional paid-in capital	9,544,147	8,635,991
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(10,842,044)	(8,323,898)
Treasury stock, at cost -- 216,000 shares	-	-
Total stockholders' equity (deficit)	(4,819,629)	(3,209,976)
	$ 165,370	$ 407,565

See accompanying notes to financial statements.
30

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2005 and 2004
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through December 31, 2005)

			Cumulative
			Through
	2005	2004	December 31, 2005

Revenues	$ -	$ -	$ 15,000

Operating expenses:
Cost of sales	-	-	10,935
Common stock and options issued for services --
General and administrative	172,774	163,746	2,194,584
Common stock and options issued for services --
Research and development	52,566	92,750	445,914
Other research and development	1,277,797	608,311	4,638,424
General and administrative (excluding
amounts applicable to stock and options
issued for services each period)	487,545	460,602	2,580,736
	1,990,682	1,325,409	9,870,593

Loss from operations	(1,990,682)	(1,325,409)	(9,855,593)

Other income (expense):
Other	(17,632)	25,217	7,585
Interest expense	(509,832)	(213,311)	(994,036)
Total other expense	(527,464)	(188,094)	(986,451)
Net loss	$(2,518,146)	$(1,513,503)	$ (10,842,044)

Basic and diluted net loss per common share:	$ (0.12)	$ (0.08)

Weighted average common shares outstanding	21,410,054	18,139,429

See accompanying notes to financial statements.
31

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000

				Note
	Common Stock		Additional	Receivable	Common
			Paid-in	Issued	Stock	Accumulated	Treasury
	Shares	Amount	Capital	For Stock	Subscription	Deficit	Stock	Total
Balance, January 1, 2000 (Date of entrance as
a development stage entity)	6,684,507	$ 668	$ 2,985,725	$ -	$ -	$ (3,523,977)	$ -	$ (537,584)
Stock and warrants issued for cash	909,100	91	1,361,131	-	-	-	-	1,361,222
Shares issued to convert debt	200,000	20	99,980	-	-	-	-	100,000
Shares issued for services rendered	321,325	32	387,818	-	-	-	-	387,850
Stock options issued as compensation	-	-	357,261	-	-	-	-	357,261
Net loss	-	-	-	-	-	(2,511,225)	-	(2,511,225)
Balance, December 31, 2000	8,114,932	811	5,191,915	-	-	(6,035,202)	-	(842,476)
Stock and warrants issued for cash	306,500	31	153,004	-	-	-	-	153,035
Shares issued to convert accounts payable and debt	303,467	30	120,370	-	-	-	-	120,400
Shares issued for services rendered	1,351,002	135	605,467	-	-	-	-	605,602
Stock options issued as compensation	-	-	106,009	-	-	-	-	106,009
Net loss	-	-	-	-	-	(1,678,311)	-	(1,678,311)
Balance, December 31, 2001	10,075,901	1,007	6,176,765	-	-	(7,713,513)	-	(1,535,741)
Stock and warrants issued for cash	739,940	74	240,381	-	-	-	-	240,455
Shares issued to convert accounts payable and debt	561,534	49	175,343	-	-	-	-	175,392
Shares issued for services rendered	1,251,929	132	442,058	-	-	-	-	442,190
Shares issued for note receivable	350,000	35	174,965	(175,000)	-	-	-	-
Stock options issued as compensation	-	-	25,770	-	-	-	-	25,770
Allowance provided for note receivable	-	-	-	113,750	-	-	-	113,750
Net loss	-	-	-	-	-	(1,439,268)	-	(1,439,268)
Balance, December 31, 2002	12,979,304	1,297	7,235,282	(61,250)	-	(9,152,781)	-	(1,977,452)
Stock and warrants issued for cash	1,332,644	133	228,769	-	-	-	-	228,902
Shares issued to convert accounts payable	1,061,669	6	285,551	-	-	-	-	285,557
Shares issued for services rendered	1,174,848	189	219,171	-	-	-	-	219,360
Stock options issued as compensation	-	-	14,620	-	-	-	-	14,620
Common stock subscription received	33,334	33	11,078	-	(11,111)	-	-	-
Allowance provided for note receivable	-	-	-	15,750	-	-	-	15,750
Net loss	-	-	-	-	-	(1,181,591)	-	(1,181,591)
Balance, December 31, 2003	16,581,799	1,658	7,994,471	(45,500)	(11,111)	(10,334,372)	-	(2,394,854)
Stock and warrants issued for cash	900,867	90	211,460	-	-	-	-	211,550
Shares issued to convert payables and debt	686,760	69	171,621	-	-	-	-	171,690
Shares issued for services rendered	917,300	91	229,234	-	-	-	-	229,325
Warrants issued as compensation	-	-	29,205	-	-	-	-	29,205
Writeoff of receivable	-	-	-	-	11,111	-	-	11,111
Offset note receivable against accounts payable	-	-	-	45,500	-	-	-	45,500
Common stock reacquired for the treasury (216,000 shrs)	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,513,503)	-	(1,513,503)
Balance, December 31, 2004	19,086,726	1,908	8,635,991	-	-	(11,847,875)	-	(3,209,976)
Stock and warrants issued for cash	1,082,231	108	298,991	-	-	-	-	299,100
Shares issued to convert payables and debt	1,730,748	173	383,881	-	-	-	-	384,054
Shares issued for services rendered	769,132	77	192,369	-	-	-	-	192,446
Warrants and options issued as compensation	-	-	32,894	-	-	-	-	32,894
Cancel treasury shares	(216,000)	(21)	21	-	-	-	-	-
Net loss	-	-	-	-	-	(2,518,146)	-	(2,518,146)
Balance, December 31, 2005	22,452,837	$ 2,245	$ 9,544,147	$ -	$ -	$ (14,366,021)	$ -	$ (4,819,629)

See accompanying notes to financial statements.
32

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through December 31, 2005)

			Cumulative
			Through
	2005	2004	December 31, 2005

Cash flows from operating activities:
Net loss	$ (2,518,146)	$ (1,513,503)	$ (10,842,044)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	15,447	3,954	37,161
Shares issued for services	192,446	229,325	2,076,773
Stock options issued as compensation	32,894	29,205	565,759
Writedown of note receivable and subscription	-	11,111	140,611
Changes in operating assets and liabilities:
Accounts receivable	-	10,000	-
Note receivable	-	(40,000)	(40,000)
Accounts payable and accrued liabilities	577,637	62,234	2,800,805
Net cash used in operating activities	(1,699,722)	(1,207,674)	(5,260,935)

Cash flows from investing activities:
Purchase of furniture and equipment	(117,659)	(12,127)	(143,955)

Cash flows from financing activities:
Sale of common shares and warrants	299,100	211,550	2,494,264
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	(110,000)	(101,421)	(229,315)
Proceeds from notes payable to stockholders	-	-	161,500
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	1,283,873	1,464,925	2,934,798
Net cash provided by financing activities	1,472,973	1,575,054	5,026,667

Net increase (decrease) in cash and cash equivalents	(344,408)	355,253	(378,223)

Cash at beginning of year	355,586	333	389,401

Cash at end of year	$ 11,178	$ 355,586	$ 11,178

Supplemental disclosure:
Total interest paid	$ 7,700	$ 46,621	$ 99,664

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

See accompanying notes to financial statements.
33

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
Notes to Financial Statements
December 31, 2005 and 2004

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

In January 1997, the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology (CDT). The manufacturing and marketing license is effective for the life of the patents (up to 17 years), with most such patents expiring by the year 2016. To maintain the license the Company must make contracted minimum annual royalty payments to Lawrence Livermore in the amount of $25,000 per year. The Company will owe Lawrence Livermore royalty payments varying from one (1%) percent of product revenue to a maximum of five (5%) percent of product revenue. The Company is also liable to reimburse Lawrence Livermore for foreign patent filing fees. These fees are incurred by Lawrence Livermore as patents are filed and renewed in foreign countries. During 2005 and 2004, these fees totaled approximately $95,000 and $71,000, respectively.

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

The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is negotiating the following options:

*	Convertible debt financing from private investment group
*	Working capital from a Regional Investment Bank, including equity and debt
*	Expansion of current strategic and investment alliances
*	International joint ventures
*	An alliance with industry and government partners to accelerate pilot systems for the CBME Gas Wastewater Remediation Industry

Business opportunities will rely on the Company executing its polymerization, pyrolization and assembly outsourcing plans. In 2003 the Company filed an application to trademark the name "AquaCell™" for its product. The Company's plans to produce over 3,000 AquaCells in the next twelve months is dependent on financing and expanding outsourcing capacities.

To meet the 2006 requirements, the Company must obtain the working capital necessary for its planned Oklahoma manufacturing facility, capital equipment and required personnel. To meet these needs, capital must be received or committed by mid-year.

The Company has expanded its commitment to developing a team of strategic partners by providing demonstration AquaCells for technology and application testing. To date, demonstration AquaCells are implemented in Japan, Australia, Holland and Canada, as well as the U.S. Ongoing CDT application development is active at Texas A&M University, Texas Water Development Board, as well as several multi-national corporate strategic partners' identified applications.

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

The Company recorded $32,894 and $29,205 in expense during the years ended December 31, 2005 and 2004, respectively, under FASB Statement 123 for warrants issued to non-employees. The warrants were issued as services and financing costs in connection with certain sales of common stock of the Company. There is no future expense to be recorded in subsequent periods as of December 31, 2005.

Following is the pro forma effect of the employee stock options which have vested each year as if the fair value-based method of SFAS No. 123 had been used:

	2005	2004
Net loss	$ (2,518,146)	$ (1,513,503)
Effect of employee options	(7,602)	(11,578)
Pro forma net loss	(2,525,748)	(1,525,081)
Pro forma Per Share	$ (0.12)	$ (0.08)

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment", which will require the Company to expense the fair value of employee stock options beginning in 2006. The Company adopted the new standard as of January 1, 2006. Based on the Company's evaluation of the adoption of the new standard, the Company believes that it could have a significant impact on the Company's overall results of operations depending on the number of stock options granted in a given year.

Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of 0.0 percent; expected volatility of 34 to 45 percent; risk free interest rates of 3.0 percent and expected lives of two years; in 2004: dividend yield of 0.0 percent; expected volatility of 93 percent; risk free interest rates of 2 percent and expected lives of two years;

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

Research and Development

Research and development expenditures are expensed when incurred. Research and development expenses amounted to $1,330,363 and $701,061 for the years ended December 31, 2005 and 2004, respectively.

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

  Note Receivable

On November 15, 2004, the Company loaned $40,000 to an individual who also provides consulting services to the Company pursuant to a note receivable.  The note bears interest at 10%, is collateralized by 30,000 shares of the Company's common stock and matured on July 15, 2005.

4. Income Taxes

There are no significant temporary differences between the Company's tax and financial reporting bases, except for the Company's net operating loss carryforwards amounting to approximately $11,700,000 and $9,700,000 at December 31, 2005 and 2004, respectively. These carryforwards will expire, if not utilized, in periods from 2017-2025.

The Company has deferred tax assets amounting to approximately $4,257,000 and $3,350,000 at December 31, 2005 and 2004, respectively, related to the net operating loss carryovers. The realization of the benefits from these deferred tax assets appears uncertain due to recurring net losses. Accordingly, a valuation allowance has been recorded which entirely offsets the deferred tax assets at the end of each period. The components of the net deferred tax asset are as follows at December 31:

	2005	2004
Operating loss carryforwards	$ 4,257,000	$ 3,544,000
Accrued unpaid compensation	309,000	296,000
Other	1,000	1,000
Deferred tax asset valuation allowance	(4,567,000)	(3,841,000)
	$ -	$ -

5. Long-term Debt, Notes Payable and Convertible Debt

The Company has borrowed $2,158,000 and $1,368,000 as of December 31, 2005 and 2004, respectively, from certain related parties. Certain of the notes are past due as of December 31, 2005. The notes bear interest at rates ranging from 12% to 18% and, as of December 31, 2005, are convertible into 12,399,855 shares of common stock at prices ranging from $.13 to $.45 per share.

The Company has certain other convertible debentures outstanding as of December 31, 2005 and 2004, bearing interest at rates from 10% to 15%. The debentures mature at various dates to March 2008 and are convertible, as of December 31, 2005 into 1,700,835 shares of common stock of the Company at prices ranging from $.13 to $.50 per share.

The Company accrued $374,523 and $100,179 in interest to related parties in 2005 and 2004, respectively. Interest paid to related parties during 2005 and 2004 amounted to $0 and $13,406, respectively.

The Company has also borrowed $107,000 in short-term debt which matures in July 2006 and bears interest at 12-15%.

Following is a summary of maturities of all debt and convertible debentures as of December 31, 2005:

Year	Amount
2006 or past due	$ 2,546,369
2007	374,925
2008	120,320
$ 3,041,614

6. Capital Stock

The Company issued 1,082,231 shares for $299,100 at various dates during 2005 in a private placement at prices ranging from $.24 to $.33 per share.

The Company issued 1,730,748 shares to convert payables and debt amounting to $384,054 during 2005.

The Company issued 900,867 shares for $211,550 at various dates during 2004 in a private placement at prices ranging from $.20 to $.25 per share.

The Company issued 686,760 shares to convert payables and debt amounting to $171,690 during 2004.

The Company has granted stock options and warrants. A summary of the status of stock options and warrants is set forth below for the years ended December 31:

		2005			2004
		Wgt.			Wgt.
		Avg.			Avg.
		Exercise	Price		Exercise	Price
	Shares	Price	Range	Shares	Price	Range
Outstanding,
beginning	3,016,333	$ .92	$.17-$2.50	2,278,333	$ .94	$.17-$2.50

Granted	1,673,990	$ .35	$.17-$2.50	803,000	$ .79	$.50-$1.00

Expired/Revised	(643,333)	$ .89	$.65-$2.00	(65,000)	$ .55	$.55

Exercised	-			-

Outstanding,
ending	4,046,990	$ .55	$.17-$2.50	3,016,333	$ .92	$.17-$2.50

Options
exercisable,
ending	3,203,657	$ .62	$.17-$2.50	2,806,333	$ .97	$.17-$2.50

The weighted average grant date fair value of options and warrants issued during the periods ended December 31, 2005 and 2004 was $.04 and $.05, respectively.

Following is a summary of the common shares issued for services rendered during the years ended December 31, 2005 and 2004:

		Number
	Date	of Shares	Amount
Professional services	Jan-Mar-- 05	267,466	$ 66,867
Professional services	Apr-June -- 05	136,550	41,870
Professional services	July-Sept -- 05	124,216	30,115
Professional services	Oct-Dec -- 05	240,900	53,595
Total issued in 2005		769,132	$ 192,446

		Number
	Date	of Shares	Amount
Professional services	Jan-Mar-- 04	416,500	$ 104,125
Professional services	Apr-June -- 04	177,400	44,350
Professional services	July-Sept -- 04	175,300	43,825
Professional services	Oct-Dec -- 04	148,100	37,025
Total issued in 2004		917,300	$ 229,325

7. Commitments and Contingencies

Lease Commitments

The Company has leased office space on a month-to-month basis. Rent expense for the years ended December 31, 2005 and 2004 amounted to $35,700 and $26,450, respectively. Effective February 28, 2006, the Company executed a one-year lease for office and warehouse space at $6,309 per month.

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

Litigation

There were no new legal proceedings instituted by or against the Company during 2004 or 2005.

8. Subsequent Events

Since February 2006, the Company has entered into several private placements, none of which individually is material to the Company, but in total, as a result of these private placements, the Company incurred short-term debt in the amount of $875,000. This debt is payable on or before August 31, 2006 and bears interest at 15% per annum. Additionally, as part of these transactions, the Company will issue a total of 690,000 shares of Company common stock, and grant conversion privileges and warrants for a total of 2,625,000 shares of common stock at 25 cents per share. Upon a default in payment of the short-term debt, the conversion rate would become 20 cents per share.

The Company currently is seeking to bring the total raised by means of such private placement arrangements to approximately $2,000,000 in preparation for a planned financial transaction of obtaining admission on the London Stock Exchange Alternative Investment Market (LSE-AIM) contemporaneous with a planned institutional placing on the LSE-AIM.

On March 16, 2006, the Company agreed to the engagement of Grant Thornton UK LLP as Nominated Advisor to the Company in relation to a proposed financial transaction of obtaining admission on the London Stock Exchange Alternative Investment Market (LSE-AIM) contemporaneous with a planned institutional placing on the LSE-AIM. Additionally, the Registrant has engaged Kirkpatrick and Lockhart Nicholson Graham LLP, London, to provide legal advice and assistance in relation to the proposed AIM admission and fundraising.