Form 10QSB
period 2006-03-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2006-05-12
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

Capacitive Deionization Technology Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-0867960
(State of Jurisdiction)	(I.R.S. Employer
identification No.)

4251 Kellway Circle, Addison, TX 75001
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

Yes No X_

The number of shares outstanding of the registrant's $.0001 par value common stock as of April 30, 2006 was 25,626,662.

Capacitive Deionization Technology Systems, Inc.

Index			Page
Part I	Financial Information

	Item 1	Financial statements

		Balance Sheets as of March 31, 2006 and
		December 31, 2005	3

		Statements of Operations for the three
		months ended March 31, 2006 and 2005 and Cumulative Amounts Through March 31, 2006	4

		Statements of Cash Flows for the three
		months ended March 31, 2006 and 2005 and Cumulative Amounts Through March 31, 2006	5

		Notes to Financial Statements	6-8

	Item 2	Management's discussion and analysis
		of Financial Condition and Results
		of Operations	8

	Item 3	Controls and Procedures	9

Part II	Other Information

	Item 2	Unregistered Sales of Equity Securities	9

	Item 3	Defaults upon Senior Securities	10

	Item 6	Exhibits	10

Signature page			10

2

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	March 31,	December 31,
	2006	2005
Current assets:	(Unaudited)	(Audited)
Cash	$ 486,553	$ 11,178
Note receivable	40,000	40,000
Total current assets	526,553	51,178

Furniture and equipment	180,657	138,222
Less accumulated depreciation	(30,388)	(24,030)
Total furniture and equipment	150,269	114,192
	$ 676,822	$ 165,370

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 395,996	$ 410,713
Wages payable	625,562	713,339
Accrued liabilities	691,144	615,633
Customer deposits	203,700	203,700
Notes payable and current portion of long-term debt,
less umamortized discount of $417,269 in 2006)	1,210,900	388,369
Notes payable - related parties	2,148,000	2,158,000
Total current liabilities	5,275,302	4,489,754

Other long-term debt	495,245	495,245

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 25,555,262 and 25,551,262 shares
issued and outstanding in 2006; 22,452,837
shares issued and outstanding in 2005	2,555	2,245
Additional paid-in capital	10,528,327	9,544,147
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(12,096,430)	(10,842,044)
Treasury stock, at cost -- 4,000 shares in 2006	(4,200)	-
Total stockholders' equity (deficit)	(5,093,725)	(4,819,629)
	$ 676,822	$ 165,370

See accompanying notes to financial statements.
3

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through March 31, 2006)
(Unaudited)

			Cumulative
			Through
	2006	2005	March 31, 2006

Revenues	$ -	$ -	$ 15,000

Operating expenses:
Cost of sales	-	-	10,935
Common stock and options issued for services --
General and administrative	222,170	57,078	2,416,754
Common stock and options issued for services --
Research and development	123,141	17,450	569,055
Other research and development	503,452	159,508	5,141,876
General and administrative (excluding
amounts applicable to stock and options
issued for services each period	251,481	155,073	2,832,217
	1,100,244	389,109	10,970,837

Loss from operations	(1,100,244)	(389,109)	(10,955,837)

Other income (expense):
Other	133,610	-	141,195
Amortization of debt discount	(106,466)	-	(106,466)
Interest expense	(181,286)	(138,749)	(1,175,322)
Total other expense	(154,142)	(138,749)	(1,140,593)
Net loss	$ (1,254,386)	$ (527,858)	$ (12,096,430)

Basic and diluted net loss per common share:	$ (0.05)	$ (0.03)

Weighted average common shares outstanding	24,107,850	19,543,343

See accompanying notes to financial statements.
4

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through March 31, 2006)
(Unaudited)

			Cumulative
			Through
	2006	2005	March 31, 2006

Cash flows from operating activities:
Net loss	$ (1,254,386)	$ (527,858)	$ (12,096,430)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,358	1,700	43,519
Amortization of debt discount	106,466	-	106,466
Shares issued for services	324,885	66,867	2,401,658
Stock options and warrants issued as compensation	20,426	7,661	586,185
Writedown of note receivable	-	-	140,611
Changes in operating assets and liabilities:
Note receivable	-	-	(40,000)
Accounts payable and accrued liabilities	28,033	125,113	2,828,838
Net cash used in operating activities	(768,218)	(326,517)	(6,029,153)

Cash flows from investing activities:
Purchase of furniture and equipment	(42,435)	(29,824)	(186,390)
Purchase of treasury stock	(4,200)	-	(4,200)
Net cash used in investing activities	(46,635)	(29,824)	(190,590)

Cash flows from financing activities:
Sale of common shares	60,428	230,000	2,554,692
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	(44,500)	(60,000)	(273,815)
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	1,274,300	31,500	4,209,098
Proceeds from notes payable to stockholders	-	400,000	161,500
Net cash provided by financing activities	1,290,228	601,500	6,316,895

Net increase in cash and cash equivalents	475,375	245,159	97,152

Cash at beginning of period	11,178	355,586	389,401

Cash at end of period	$ 486,553	$ 600,745	$ 486,553

Supplemental disclosure:
Total interest paid	$ 5,400	$ 3,700	$ 49,043

Non-cash transactions:

During 2005, the Company issued 46,000 shares for $10,000 in notes payable.
During 2006, the Company issued 276,000 shares for $55,500 in wages payable and accrued interest.
During 2006, the Company issued 901,000 shares for $180,200 in prepaid loan costs, accounted for as debt discount.
During 2006, the Company issued 4,517,900 warrants to acquire common shares at $.25 per share for $343,535 in prepaid loan costs.

See accompanying notes to financial statements.
5
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2006

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

The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete the above-referenced financing; however, the Company is negotiating the following options:

* An offering on the London Stock Market (Alternative Investment Market - "AIM")
* Financing of our manufacturing facility with a Native American Tribe
* Expansion of current strategic and investment alliances
* An alliance with industry and government partners to accelerate pilot systems for the Powder River CBME Gas Wastewater Remediation Project

Business opportunities will rely on the Company executing its polymerization and pyrolization and assembly outsourcing plans. The Company's plans to produce over 3,000 Aqua Cells in the next twelve months is dependent on financing and expanding outsourcing capacities.

To meet the 2006 and 2007 requirements, the Company must obtain the working capital necessary for its planned Oklahoma manufacturing facility, capital equipment and required personnel. To meet these needs, capital must be received or committed by mid-year.

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

(c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 which has been included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

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

During the quarter ended March 31, 2005, the Company issued 150,000 options to an employee, exercisable rateably over five years at $.22 per share. The effect on pro forma net loss and net loss per share was nominal. During the quarter ended March 31, 2006, the Company issued 925,000 options to employees, exercisable rateably over 5 years at $.17 per share. The Company expensed $20,426 in connection with the options.

During the quarter ended March 31, 2006, the Company issued 4,517,900 three-year warrants to acquire shares of the Company's common stock at $.25 per share in connection with the issuance of certain short-term debt. The value of these warrants amounted to $343,535. The Company also issued 901,000 shares of common stock, valued at $180,200, in connection with the debt. These amounts, aggregating $523,735, have been recognized as a discount on the short-term debt and are being amortized over the six-month maturity of the debt.

Item 2 Management's discussion and analysis of financial condition and results of operations.

Results of operations.

To date the Company has recognized nominal revenue. General and administrative expenses were increased to $251,481 in the first quarter of 2006 compared to $155,073 in the first quarter of 2005, principally to expand the Company's infrastructure and financing efforts. Research and development expenditures for the first quarter of 2006 increased to $503,452 compared to $159,508 in the first quarter of 2005 due to the Company's continued development of its AquaCell technology. R & D expenses totaled 57% of operating expenses in the first quarter of 2006 compared to 46% in 2005.

During the first quarter of 2006, the Company wrote off certain old liabilities amounting to $133,610. The credit is included as other income in the accompanying statement of operations.

Liquidity and capital resources.

Management recognizes the requirement for additional investment to execute the Company's business plan and complete the necessary manufacturing and research facilities. Financing transactions are currently being negotiated. These include an entity providing funding necessary to finance the manufacturing facility, an offering on the London Stock Exchange, continued interim financing and long-term asset financing. There is no certainty that these fundings will be completed.

See Part II, Item 2 below regarding the Company's financing activities in the first quarter 2006.

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

The Company's principal executive and financial officers have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") at the end of the period. Based upon that evaluation, the Company's principal executive and financial officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b) Changes in internal controls.

There have been no significant changes made in the Company's internal controls or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities

Set forth below is information regarding the issuance and sales of our securities without registration during the first quarter of 2006. Except as otherwise noted, all sales below were made in reliance on Section 4(2) of the Securities Act of 1933, as amended and no such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. No advertising or general solicitation was employed in offering the securities. In each instance, the offerings and sales were made to a limited number of persons, who were either (i) accredited investors, (ii) business associates of the Company (iii) employees of the Company, or (iv) executive officers or directors of the Company. In addition, the transfer of such securities were restricted by the Company in accordance with the requirements of the Act. Furthermore, all of the above-referenced persons were provided with access to our filings with the Securities and Exchange Commission.

During the first quarter 2006, 15% short-term loans, generally with six-month maturities, provided $1,274,300 to the Company. Certain of these notes are convertible into 770,000 shares of the Company's common stock at $.50 per share. The noteholders also received 4,517,900 three-year warrants to acquire shares of the Company's common stock at $.25 per share. In addition, a private placement to individual accredited investors of 3,102,425 shares of the Company's restricted common stock was completed. The private placement provided the Company $60,428 in cash through the issuance of 301,000 shares; 615,705 shares were issued for $123,141 of engineering services: 800,000 shares were issued for $160,000 of financial consulting services for the Oklahoma manufacturing facility; 208,720 shares were issued for $41,744 of professional services; 901,000 shares were issued for $180,200 of prepaid loan costs and 276,000 shares were issued to settle $55,500 of accrued wages and accrued interest.

Item 6. Exhibits

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
Dated: May 12, 2006

Capacitive Deionization Technology Systems, Inc.
/s/ Phil Marshall
Phil Marshall
Chief Financial Officer
Dated: May 12, 2006

