Form 10QSB
period 2006-06-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2006-08-11
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Yes No X

The number of shares outstanding of the registrant's $.0001 par value common stock as of July 31, 2006 was 25,772,778.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Capacitive Deionization Technology Systems, Inc.

Index		Page
Part I	Financial Information

Item 1	Financial statements

	Balance Sheets as of June 30, 2006 and
	December 31, 2005	3

	Statements of Operations for the three
	months and six months ended June 30, 2006 and 2005 and Cumulative Amounts Through June 30, 2006	4

	Statements of Cash Flows for the six
	months ended June 30, 2006 and 2005 and Cumulative Amounts Through June 30, 2006	5

	Notes to Financial Statements	6-8

Item 2	Management's discussion and analysis
	of Financial Condition and Results
	of Operations	8

Item 3	Controls and Procedures	9

Part II	Other Information

Item 2	Unregistered Sales of Equity Securities	9

Item 6	Exhibits	10

Signatures	10

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

	June 30,	December 31,
	2006	2005
Current assets:	(Unaudited)	(Audited)
Cash	$ 52,578	$ 11,178
Note receivable	-	40,000
Total current assets	52,578	51,178

Furniture and equipment	235,291	138,222
Less accumulated depreciation	(40,214)	(24,030)
Total furniture and equipment	195,077	114,192
	$ 247,655	$ 165,370

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 330,500	$ 410,713
Wages payable	614,562	713,339
Accrued liabilities	1,035,543	615,633
Customer deposits	172,150	203,700
Notes payable and current portion of long-term debt,
less umamortized discount of $498,297 in 2006)	1,414,272	388,369
Notes payable - related parties	2,160,000	2,158,000
Total current liabilities	5,727,027	4,489,754

Other long-term debt	495,245	495,245

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 25,986,728 and 25,982,528 shares
issued and outstanding in 2006; 22,452,837
shares issued and outstanding in 2005	2,598	2,245
Additional paid-in capital	11,253,732	9,544,147
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(13,702,770)	(10,842,044)
Treasury stock, at cost -- 4,000 shares in 2006	(4,200)	-
Total stockholders' equity (deficit)	(5,974,617)	(4,819,629)
	$ 247,655	$ 165,370

See accompanying notes to financial statements.

3

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through June 30, 2006)
(Unaudited)

					Cumulative
	Three Months Ended June 30,		Six Months Ended June 30,		Through
	2006	2005	2006	2005	June 30, 2006

Revenues	$ 31,665	$ -	$ 31,665	$ -	$ 46,665

Operating expenses:
Cost of sales	22,166	-	22,166	-	33,101
Common stock and options issued for services - -
General and administrative	99,263	34,053	321,433	91,131	2,516,017
Common stock and options issued for services - -
Research and development	68,565	7,816	191,706	25,266	637,620
Other research and development	416,902	338,920	920,354	498,428	5,558,778
General and administrative (excluding
amounts applicable to stock and options
issued for services each period)	206,914	102,346	458,395	257,419	3,039,131
	813,810	483,135	1,914,054	872,244	11,784,647

Loss from operations	(782,145)	(483,135)	(1,882,389)	(872,244)	(11,737,982)

Other income (expense):
Debt cancellation income (bad debt)	(40,000)	-	93,610	-	101,195
Amortization of debt discount	(421,792)		(528,258)		(528,258)
Interest expense	(362,403)	(119,586)	(543,689)	(258,335)	(1,537,725)
Total other income (expense)	(824,195)	(119,586)	(978,337)	(258,335)	(1,964,788)
Net loss	$ (1,606,340)	$ (602,721)	$ (2,860,726)	$ (1,130,579)	$ (13,702,770)

Basic and diluted net loss per common share:	$ (0.06)	$ (0.03)	$ (0.11)	$ (0.05)

Weighted average common shares outstanding	25,845,064	21,632,213	24,976,457	20,587,778

See accompanying notes to financial statements.
4

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through June 30, 2006)
(Unaudited)

			Cumulative
			Through
	2006	2005	June 30, 2006

Cash flows from operating activities:
Net loss	$ (2,860,726)	$ (1,130,579)	$ (13,702,770)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	16,185	5,386	53,346
Amortization of debt discount	528,258	-	528,258
Shares issued for services	492,713	108,736	2,569,486
Stock options and warrants issued as compensation	20,426	7,661	586,185
Writedown of note receivable	40,000	-	140,611
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	312,869	219,339	3,113,674
Net cash used in operating activities	(1,450,275)	(789,457)	(6,711,210)

Cash flows from investing activities:
Purchase of furniture and equipment	(97,069)	(73,859)	(241,024)

Cash flows from financing activities:
Sale of common shares	66,744	297,100	2,561,008
Purchase of treasury stock	(4,200)	-	(4,200)
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	(44,500)	(60,000)	(273,815)
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	1,570,700	452,245	4,505,498
Proceeds from notes payable to stockholders	-	-	161,500
Net cash provided by financing activities	1,588,744	689,345	6,615,411

Net increase in cash and cash equivalents	41,400	(173,971)	(336,823)

Cash at beginning of period	11,178	355,586	389,401

Cash at end of period	$ 52,578	$ 181,615	$ 52,578

Supplemental disclosure:
Total interest paid	$ 5,400	$ 5,200	$ 105,064

Non-cash transactions:

During 2005, the Company issued 846,000 common shares to settle $210,000 in notes payable and 493,700 shares to settle $123,425 in accrued interest.
During 2006, the Company issued 383,805 shares for $103,500 in wages payable and accrued interest.
During 2006, the Company issued 901,000 shares for $180,200 in prepaid loan costs, accounted for as debt discount.
During 2006, the Company issued 4,910,600 warrants to acquire common shares at $.25 per share for $846,355 in prepaid loan costs.

See accompanying notes to financial statements.
5

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

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

The Company was funded initially through investment by its co-founder. Since 1998 funding has been through private placements of common stock and debt. The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete any prospective financing; however, the Company is negotiating the following options:

* An offering on the London Stock Market (Alternative Investment Market - "AIM")
* Financing of our manufacturing facility with a regional investment group
* Expansion of current strategic and investment alliances
* An alliance with industry and government partners to accelerate pilot systems for the Powder River CBME Gas Wastewater Remediation Project

Business opportunities are contingent on the Company executing its polymerization and pyrolization outsourcing plans. The Company's plan to produce over 3,000 Aqua Cells in the next twelve months is dependent on financing and expanding outsourcing capacities concurrently while expanding our existing manufacturing facilities.

To meet the Company's 2006 and 2007 requirements, we must obtain the working capital necessary for our planned manufacturing facility, capital equipment and required personnel. To meet these needs, the necessary capital must be received or committed by the end of the third quarter.

The Company has expanded its commitment to developing a team of strategic partners by providing demonstration AquaCells for technology and application testing. To date, demonstration AquaCells are implemented in Japan, Korea, Australia, Holland and Canada, as well as the U.S. Ongoing CDT application development is active at Texas A&M University, the Texas Water Development Board, as well as several multi-national corporate strategic partners' identified applications.

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

     In January 1997, the Company entered into a manufacturing and marketing license agreement with Lawrence Livermore National Laboratories ("Lawrence Livermore") whereby the Company obtained the rights to Lawrence Livermore's patented Capacitive Deionization Technology ("CDT"). The Company has the rights to develop and manufacture a carbon aerogel CDT product for commercial use in the desalination, filtration and purification of water. The manufacturing and marketing license is effective for the life of the patents (up to 17 years). To maintain the license the Company must currently make contracted annual royalty payments to Lawrence Livermore amounting to the greater of $25,000 per year or a percentage of revenue ranging from 3% to 5%.

The Company is currently negotiating an additional license with Lawrence Livermore which would significantly expand carbon aerogel manufacturing rights for world-wide applications.

(b) Net Loss per Weighted Average Share

Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 which has been included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

(d) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company is reporting this change in accounting principle using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Beginning in 2006, our results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2006. The estimated fair value of the options is recognized as expense on the straight-line method over the options' vesting periods. Options generally vest one-fourth each year over four years. This method results in the same amount of compensation expense which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date. Prior to 2006, we accounted for our employee stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Under this method, no compensation expense was recognized for stock options or for our employee stock purchase plan. In accordance with the modified prospective method of transition, results for prior years have not been restated to reflect this change in accounting principle. For 2005, the pro forma net loss and loss per common share information presented below was determined as if we had accounted for our employee stock-based compensation under the fair value method of SFAS No. 123.

Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: dividend yield of 0.0 percent; expected volatility of 51 to 71 percent; risk free interest rates of 3.75 percent and expected lives of three years; in 2005: dividend yield of 0.0 percent; expected volatility of 45 to 80 percent; risk free interest rates of 3.0 percent and expected lives of three years. The per share weighted-average of fair value of stock options and warrants granted during the six months ended June 30, 2006 and 2005 was $.16 and $.09, respectively.

During the six months ended June 30, 2006, the Company issued 925,000 options to employees, exercisable rateably over 5 years at $.17 per share. The Company expensed $20,426 in connection with the options.

During the six months ended June 30, 2006, the Company issued 4,910,600 three-year warrants to acquire shares of the Company's common stock at $.25 per share in connection with the issuance of certain short-term debt. The value of these warrants amounted to $846,355. The Company also issued 901,000 shares of common stock, valued at $180,200, in connection with the debt. These amounts, aggregating $1,026,555, have been recognized as a discount on the short-term debt and are being amortized over the six-month maturity of the debt.

The following table illustrates the effect on net loss and net loss per common share as if the fair value method had been applied to all outstanding and unvested awards in 2005. The information for 2006 reflects our actual results of operations.

	Three Months Ended June 30,
	2006	2005
Net loss, as reported	$ (1,606,340)	$ (602,721)
Add employee stock-based compensation
included in net loss	-	3,540
Deduct fair value stock-based compensation	-	-
Pro forma net loss	$ (1,606,340)	$ (599,181)

Basic and diluted net loss per common share:
As reported	$ (0.06)	$ (0.03)
Pro forma	$ (0.06)	$ (0.03)

	Six Months Ended June 30,
	2006	2005
Net loss, as reported	$ (2,860,726)	$ (1,130,579)
Add employee stock-based compensation
included in net loss	20,426	3,540
Deduct fair value stock-based compensation	(20,426)	-
Pro forma net loss	$ (2,860,726)	$ (1,127,039)

Basic and diluted net loss per common share:
As reported	$ (0.11)	$ (0.05)
Pro forma	$ (0.11)	$ (0.05)

A summary of stock options and warrants is set forth below for the six months ended June 30, 2006:

		Wgt.		Weighted
		Avg.	Aggregate	Average
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term

Outstanding, beginning	4,046,990	$ 0.55

Granted	5,835,600	$ 0.24

Expired	-

Exercised	-

Outstanding, ending	9,882,590	$ 0.36

Exercisable, ending	8,265,923	$ 0.41	$ 1,307,268	2.3 years

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

Results of operations.

To date the Company has recognized nominal revenue. General and administrative expenses were increased to $206,913 and $458,395 in the six and three months ended June 30, 2006 compared to $102,346 and $257,419 in the six and three months of 2005, respectively, principally to expand the Company's infrastructure and financing efforts. Research and development expenditures for the three and six months in 2006 increased to $416,902 and $920,354 compared to $338,920 and $498,428 in the six and three months of 2005, respectively, due to the Company's continued development of its AquaCell technology. R & D expenses totaled 60% and 58% of operating expenses in the three and six months of 2006 compared to 71% and 60% in 2005, respectively.

During the six months ended June 30, 2006, the Company wrote off certain old liabilities amounting to $133,610 and a note receivable amounting to $40,000. The net credit is included as debt cancellation income (bad debt) in the accompanying statement of operations.

The Company is expanding its outsourcing capacity with VML Technologies in Toronto. A small pyrolization furnace is being installed which will have the capacity to initially support the manufacturing of twelve aquacells per month.

Liquidity and capital resources.

Management recognizes the requirement for additional investment to execute the Company's business plan and complete the necessary manufacturing and research facilities. Financing transactions are currently being negotiated. These include an entity providing funding necessary to finance a manufacturing facility, an offering of common stock on the London Stock Exchange, continued interim financing and long-term asset financing. There is no certainty that these fundings will be completed.

During the second quarter 2006, 15% short-term loans, generally with six-month maturities, provided $296,400 to the Company. The noteholders also received 889,200 three-year warrants to acquire shares of the Company's common stock at $.25 per share. In addition, a private placement to individual accredited investors of 431,466 shares of the Company's restricted common stock was completed. The private placement provided the Company $6,800 in cash through the issuance of 40,000 shares. Additionally, we issued the following shares for services: 119,966 shares were issued for $68,565 of engineering services; 163,695 shares were issued for $99,263 of professional services and 107,805 shares were issued to settle $48,000 of accrued wages and accrued interest.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, these management executives concluded that our disclosure controls and procedures are effective.

(b) Changes in internal controls.

During our most recently completed fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2 Unregistered Sales of Equity Securities

Set forth below is information regarding the issuance and sales of our securities without registration during the second quarter of 2006. Except as otherwise noted, all sales below were made in reliance on Section 4(2) of the Securities Act of 1933, as amended. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. No advertising or general solicitation was employed in offering the securities. In each instance, the offerings and sales were made to a limited number of persons, who were either (i) accredited investors, (ii) business associates of the Company (iii) employees of the Company, or (iv) executive officers or directors of the Company. In addition, the transfer of such securities were restricted by the Company in accordance with the requirements of the Act. Furthermore, all of the above-referenced persons were provided with access to our filings with the Securities and Exchange Commission.

During the second quarter 2006, 15% short-term loans, generally with six-month maturities, provided $296,400 to the Company. The noteholders also received 889,200 three-year warrants to acquire shares of the Company's common stock at $.25 per share. In addition, a private placement to individual accredited investors of 431,466 shares of the Company's restricted common stock was completed. The private placement provided the Company $6,800 in cash through the issuance of 40,000 shares. Additionally, we issued the following shares for services: 119,966 shares were issued for $68,565 of engineering services; 163,695 shares were issued for $99,263 of professional services and 107,805 shares were issued to settle $48,000 of accrued wages and accrued interest.

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capacitive Deionization Technology Systems, Inc.
/s/ Dallas Talley
Dallas Talley
Chairman of the Board,
Chief Executive Officer
Dated: August 11, 2006

Capacitive Deionization Technology Systems, Inc.
/s/ Phil Marshall
Phil Marshall
Chief Financial Officer
Dated: August 11, 2006