Form 10QSB
period 2006-09-30
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2006-11-14
CIK 1098584

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

Yes No X

The number of shares outstanding of the registrant's $.0001 par value common stock as of October 31, 2006 was 26,387,157.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

Capacitive Deionization Technology Systems, Inc.

Index			Page
Part I	Financial Information

	Item 1	Financial statements

		Balance Sheets as of September 30, 2006 and
		December 31, 2005	3

		Statements of Operations for the three months and nine months ended September 30, 2006 and 2005 and Cumulative Amounts Through September 30, 2006	4

		Statements of Cash Flows for the nine
		months ended September 30, 2006 and 2005 and Cumulative Amounts Through September 30, 2006	5

		Notes to Financial Statements	6-10

	Item 2	Management's Discussion and Analysis or Plan
		of Operation	10-12

	Item 3	Controls and Procedures	12

Part II	Other Information

	Item 2	Unregistered Sales of Equity Securities	13

	Item 3	Defaults Upon Senior Securities	13

	Item 6	Exhibits	13

Signatures			14

2

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
BALANCE SHEETS

Assets

	September 30,	December 31,
	2006	2005
Current assets:	(Unaudited)	(Audited)
Cash	$ 628	$ 11,178
Note receivable	-	40,000
Total current assets	628	51,178

Furniture and equipment	240,353	138,222
Less accumulated depreciation	(50,939)	(24,030)
Total furniture and equipment	189,414	114,192
	$ 190,042	$ 165,370

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 699,854	$ 410,713
Wages payable	571,812	713,339
Accrued liabilities	1,169,887	615,633
Customer deposits	172,150	203,700
Notes payable and current portion of long-term debt,
Less unamortized discount of $174,264 in 2006)	2,199,797	388,369
Notes payable - related parties	2,160,000	2,158,000
Total current liabilities	6,973,500	4,489,754

Other long-term debt	132,745	495,245

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares
authorized; 26,230,822 and 26,226,822 shares
issued and outstanding in 2006; 22,452,837
shares issued and outstanding in 2005	2,623	2,245
Additional paid-in capital	11,476,290	9,544,147
Accumulated deficit from previous operating activities	(3,523,977)	(3,523,977)
Deficit accumulated during the development stage	(14,866,939)	(10,842,044)
Treasury stock, at cost -- 4,000 shares in 2006	(4,200)	-
Total stockholders' equity (deficit)	(6,916,203)	(4,819,629)
	$ 190,042	$ 165,370

See accompanying notes to financial statements.
3

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through September 30, 2006)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Through
	2006	2005	2006	2005	September 30, 2006

Revenues	$ -	$ -	$ 31,665	$ -	$ 46,665

Operating expenses:
Cost of sales	-	-	22,166	-	33,101
Common stock and options issued for services --
General and administrative	(26,410)	48,261	295,023	139,392	2,489,607
Common stock and options issued for services --
Research and development	11,900	3,585	203,606	28,851	649,520
Other research and development	233,316	190,857	919,944	511,139	5,792,094
General and administrative (excluding
amounts applicable to stock and options
issued for services each period)	305,300	277,492	997,421	713,057	3,344,431
	524,106	520,195	2,438,160	1,392,439	12,308,753

Loss from operations	(524,106)	(520,195)	(2,406,495)	(1,392,439)	(12,262,088)

Other income (expense):
Debt cancellation income (bad debt)	-	-	93,610	-	101,195
Amortization of debt discount	(476,042)		(1,004,300)		(1,004,300)
Interest expense	(164,021)	(117,023)	(707,710)	(375,358)	(1,701,746)
Total other income (expense)	(640,063)	(117,023)	(1,618,400)	(375,358)	(2,604,851)
Net loss	$ (1,164,169)	$ (637,218)	$ (4,024,895)	$ (1,767,797)	$ (14,866,939)

Basic and diluted net loss per common share:	$ (0.04)	$ (0.03)	$ (0.16)	$ (0.08)

Weighted average common shares outstanding	26,175,674	22,127,689	25,376,196	21,101,082

See accompanying notes to financial statements.
4

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.
(A Development Stage Entity)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
And Cumulative Operations as a Development Stage Entity (January 1, 2000 Through September 30, 2006)
(Unaudited)

			Cumulative
			Through
	2006	2005	September 30, 2006

Cash flows from operating activities:
Net loss	$ (4,024,895)	$ (1,767,797)	$ (14,866,939)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	26,910	9,884	64,071
Amortization of debt discount	1,004,300	-	1,004,300
Shares issued for services	478,203	138,851	2,554,976
Stock options and warrants issued as compensation	20,426	29,392	586,185
Writedown of note receivable	40,000	-	140,611
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	858,901	356,991	3,659,706
Net cash used in operating activities	(1,596,155)	(1,232,679)	(6,857,090)

Cash flows from investing activities:
Purchase of furniture and equipment	(102,131)	(103,284)	(246,086)

Cash flows from financing activities:
Sale of common shares	66,744	299,100	2,561,008
Purchase of treasury stock	(4,200)	-	(4,200)
Net advances from shareholder	-	-	(96,388)
Net payments on long-term debt	(99,500)	(60,000)	(328,815)
Payments to former subsidiary	-	-	(238,192)
Additions to convertible debt and notes payable	1,724,692	800,245	4,659,490
Proceeds from notes payable to stockholders	-	-	161,500
Net cash provided by financing activities	1,687,736	1,039,345	6,714,403

Net increase in cash and cash equivalents	(10,550)	(296,618)	(388,773)

Cash at beginning of period	11,178	355,586	389,401

Cash at end of period	$ 628	$ 58,968	$ 628

Supplemental disclosure:
Total interest paid	$ 5,400	$ 5,200	$ 105,064

Non-cash transactions:

During 2005, the Company issued 1,156,000 common shares to settle $250,000 in notes payable and 574,748 shares to settle $134,053 in accrued interest.
During 2006, the Company issued 744,899 shares for $183,083 in wages payable, accounts payable and accrued interest.
During 2006, the Company issued 901,000 shares for $180,200 in prepaid loan costs, accounted for as debt discount.
During 2006, the Company issued 5,608,480 warrants to acquire common shares at $.20 to $.25 per share for $998,365 in prepaid loan costs.

See accompanying notes to financial statements.
5

CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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

The Company was funded initially through investment by its co-founder. Since 1998 funding has been through private placements of common stock and debt. The Company recognizes the extent of the financial investment necessary to support the planned business activities. There is no guarantee that the Company can complete any prospective financing; however, the Company is pursuing the following options:

* An offering on the London Stock Market (Alternative Investment Market - "AIM")
* Financing of our development work and manufacturing capability by strategic investment groups
* Pursuit and expansion of current investment alliances

Business opportunities are contingent on performance of the Company's technology, and execution of its plans for phased assembly, and polymerization and pyrolization outsourcing. The Company's plan to produce carbon aerogel in the next twelve months is dependent on financing and expanding outsourcing capabilities concurrently while initiating our staged assembly plans.

To meet the Company's 2006 and 2007 requirements, we must obtain the working capital necessary to continue technology development, phased manufacturing, capital equipment and required personnel. To meet these needs, the necessary capital must be received or committed by the end of the year.

The Company has continued its commitment to developing a team of strategic partners by providing demonstration AquaCells and carbon aerogel for technology and application testing. Ongoing CDT application development is being pursued with Texas A&M University, the Texas Water Development Board, as well as several multi-national corporate strategic partners.

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

In 2006, the Company received an additional license with Lawrence Livermore which significantly expanded carbon aerogel manufacturing rights for world-wide applications. To maintain both licenses, the Company must currently make contracted annual royalty payments to Lawrence Livermore amounting to the greater of $35,000 per year or a percentage of revenue ranging from 1% to 3%.

(b) Net Loss per Weighted Average Share

Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(c) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 which has been included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements to be included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

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

Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: dividend yield of 0.0 percent; expected volatility of 51 to 71 percent; risk free interest rates of 3.75 to 4.0 percent and expected lives of three years; in 2005: dividend yield of 0.0 percent; expected volatility of 45 to 80 percent; risk free interest rates of 3.0 percent and expected lives of three years. The per share weighted-average of fair value of stock options and warrants granted during the nine months ended September 30, 2006 and 2005 was $.16 and $.05, respectively.

During the nine months ended September 30, 2006, the Company issued 925,000 options to employees, exercisable rateably over 5 years at $.17 per share. The Company expensed $20,426 in connection with the options.

During the nine months ended September 30, 2006, the Company issued 5,195,600 three-year warrants to acquire shares of the Company's common stock at $.25 per share in connection with the issuance of certain short-term debt. The value of these warrants amounted to $998,365. The Company also issued 901,000 shares of common stock, valued at $180,200, in connection with the debt. These amounts, aggregating $1,178,565, have been recognized as a discount on the short-term debt and are being amortized over the six-month maturity of the debt.

The following table illustrates the effect on net loss and net loss per common share as if the fair value method had been applied to all outstanding and unvested awards in 2005. The information for 2006 reflects our actual results of operations.

Three Months Ended September 30,
	2006	2005
Net loss, as reported	$ (1,164,169)	$ (637,218)
Add employee stock-based compensation
included in net loss	-	-
Deduct fair value stock-based compensation	-	-
Pro forma net loss	$ (1,164,169)	$ (637,218)

Basic and diluted net loss per common share:
As reported	$ (0.04)	$ (0.03)
Pro forma	$ (0.04)	$ (0.03)

Nine Months Ended September 30,
	2006	2005
Net loss, as reported	$ (4,024,895)	$ (1,767,797)
Add employee stock-based compensation
included in net loss	20,426	3,540
Deduct fair value stock-based compensation	(20,426)	-
Pro forma net loss	$ (4,024,895)	$ (1,764,257)

Basic and diluted net loss per common share:
As reported	$ (0.16)	$ (0.08)
Pro forma	$ (0.16)	$ (0.08)

A summary of stock options and warrants is set forth below for the nine months ended September 30, 2006:

		Wgt.		Weighted
		Avg.	Aggregate	Average
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term

Outstanding, beginning	4,046,990	$ 0.55

Granted	6,120,600	$ 0.21

Expired	-	$ -

Exercised	-	$ -

Outstanding, ending	10,167,590	$ 0.34

Exercisable, ending	8,975,920	$ 0.36	$ 1,653,202	2.5 years

(e) Reclassifications

Certain items in the Statement of Operations for the 2005 periods have been reclassified to conform to the presentation in 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Results of operations.

To date the Company has recognized nominal revenue. General and administrative expenses were increased to $305,300 and $997,421 in the three and nine months ended September 30, 2006 compared to $277,492 and $713,057 in the three and nine months of 2005, respectively, principally to support the Company's increased research and development. Research and development expenditures for the three and nine months in 2006 increased to $233,316 and $919,944 compared to $190,857 and $511,139 in the three and nine months of 2005, respectively, due to the Company's continued development of its AquaCell technology. R & D expenses totaled 47% and 46% of operating expenses in the three and nine months of 2006 compared to 37% and 39% in 2005, respectively.

During the nine months ended September 30, 2006, the Company wrote off certain old liabilities amounting to $133,610 and a note receivable amounting to $40,000. The net credit is included as debt cancellation income (bad debt) in the accompanying statement of operations.

The Company is expanding its outsourcing capacity with VML Technologies in Toronto. A small pyrolization furnace is being installed which will have the capacity to initially support the manufacturing production of approximately 3,000 sheets of carbon aerogel per month.

Liquidity and capital resources.

The Company's balance sheet shows total current liabilities of $6,973,500. These include accounts payable, wages payable, accrued liabilities and notes payable. The Company is currently experiencing severe cash flow difficulties. These difficulties are only partly relieved by the commitment of a related party creditor to lend $50,000 per month from October 2006 for four months. Management is actively seeking, and has so far had some success, in sourcing additional short-term funds to relieve the immediate liquidity difficulties. There is no assurance that any future efforts to raise short-term funds will be successful.

Management recognizes the requirement for additional investment to execute the Company's business plan to continue product engineering and complete the necessary manufacturing and research facilities. Financing transactions are currently being pursued. These include a potential offering of common stock on the London Stock Exchange, continued interim financing and long-term asset and business development financing. There is no certainty that these fundings will be completed.

During the third quarter 2006, 15% short-term loans, generally with six-month maturities, provided $200,887 to the Company. The noteholders also received 602,661 three-year warrants to acquire shares of the Company's common stock at $.25 per share. In addition, a private placement to individual accredited investors of 444,094 shares of the Company's restricted common stock was completed. We issued the following shares for services in connection with the private placement: 35,000 shares were issued for $17,340 of engineering services; 48,000 shares were issued for $8,150 of professional services and 361,094 shares were issued to settle $85,083 of accrued wages, accounts payable and accrued interest. Additionally, two consultants to the Company returned 200,000 shares of common stock to the Company, resulting in a credit to expense amounting to $40,000.

During the third quarter 2006, certain short-term loans became past due and remain past due as of this filing. Total past due notes amounted to $1,583,069 (plus accrued interest of $240,469) as of September 30, 2006. This has primarily resulted from the delay in the proposed flotation on the London Stock Exchange (AIM) market, originally projected for the 3rd quarter of 2006. This delay was materially affected by the volatility of the U.K. financial markets as well as the Company's inability to meet projected milestones. Discussions now indicate that the proposed flotation will not be completed prior to the second quarter of 2007.

Through June 30, 2006, the Company had been accruing interest in the total principal amount of $2,000,000, on certain convertible demand notes from Water & Sand International Capital, Inc., a Company creditor and an affiliate of Chester Nosal, a member of the Company's Advisory Board. The notes had provided for interest at 1.5% per month until certain dates ranging from November 30, 2005 to April 30, 2006, at which time the rate became 3% per month. Effective July 1, 2006, Water & Sand agreed to waive the accrual of interest at 3% per month up to that date. The effect of the waiver was that all the notes incurred interest at a rate of only 1.5% per month through the second quarter reporting period ended June 30, 2006. On July 1, 2006, the Company consolidated all principal and interest of the Water & Sand notes into one consolidated note in the principal amount of $3,057,761. The convertible note is a consolidated demand note with a 3% per month interest rate. The effect of the waiver on the Company's statement of operations was to decrease interest expense for the third quarter of 2006 by $171,195.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, these management executives concluded that our disclosure controls and procedures are effective. During our most recently completed fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2 Unregistered Sales of Equity Securities

Set forth below is information regarding the issuance and sales of our securities without registration during the third quarter of 2006. Except as otherwise noted, all sales below were made in reliance on Section 4(2) of the Securities Act of 1933, as amended. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. No advertising or general solicitation was employed in offering the securities. In each instance, the offerings and sales were made to a limited number of persons, who were either (i) accredited investors, (ii) business associates of the Company (iii) employees of the Company, or (iv) executive officers or directors of the Company. In addition, the transfer of such securities were restricted by the Company in accordance with the requirements of the Act. Furthermore, all of the above-referenced persons were provided with access to our filings with the Securities and Exchange Commission.

During the third quarter 2006, 15% short-term loans, generally with six-month maturities, provided $200,887 to the Company. The noteholders also received 623,880 three-year warrants to acquire shares of the Company's common stock at $.25 per share. In addition, a private placement to individual accredited investors of 444,094 shares of the Company's restricted common stock was completed. We issued the following shares for services in connection with the private placement: 35,000 shares were issued for $17,340 of engineering services; 48,000 shares were issued for $8,150 of professional services and 361,094 shares were issued to settle $85,083 of accrued wages, accounts payable and accrued interest. Additionally, two consultants to the Company returned 200,000 shares of common stock to the Company, resulting in a credit to expense amounting to $40,000.

Item 3. Defaults Upon Senior Securities

During the third quarter 2006, certain short-term loans became past due and remain past due as of this filing. Total past due notes amounted to $1,583,069 (plus accrued interest of $240,469) as of September 30, 2006. This has primarily resulted from the delay in the proposed flotation on the London Stock Exchange (AIM) market, originally projected for the 3rd quarter of 2006. This delay was materially affected by the volatility of the U.K. financial markets as well as the Company's inability to meet projected milestones. Discussions now indicate that the proposed flotation will not be completed prior to the second quarter of 2007.

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
/s/ John Davies
John Davies
Chief Executive Officer
Dated: November 14, 2006

Capacitive Deionization Technology Systems, Inc.
/s/ Phil Marshall
Phil Marshall
Chief Financial Officer
Dated: November 14, 2006

