Form 10KSB/A
period 2005-12-31
CAPACITIVE DEIONIZATION TECHNOLOGY SYSTEMS INC
filed 2006-11-17
CIK 1098584

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

Introductory Statement

Capacitive Deionization Technology Systems, Inc. filed its From 10-KSB for the year ended December 31, 2005, on April 14, 2006. The originally filed Form 10-KSB inadvertently disclosed the interest rate on certain related party debt as 1% per month to 1 1/2 % per month. The disclosure should have explained that $1,200,000 of the debt had converted to 3% per month during November 2005. Additionally, a related party required to be disclosed by Regulation SB, Item 404, was inadvertently not named, although his related debt was disclosed in related parties' total debt. These items have been properly disclosed, specifically in Item 12 and in the notes to the financial statements. This amendment contains no other changes to the 10-KSB. The 3% per month interest rate was correctly taken into account in the financial statements originally filed in the Form 10-KSB for the year ended December 31, 2005. . Therefore, the financial statements in this amendment are unchanged from the originally filed Form 10-KSB. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

TABLE OF CONTENTS

PART I

Page
Item 1. Description of Business	4

Item 2. Description of Properties	9
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small
Business Issuer Purchases Of Equity Securities	9
Item 6. Management's Discussion and Analysis or
Plan of Operation	11

Item 7. Financial Statements	16
Item 8. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure	16

Item 8A. Controls and Procedures	16

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of The Exchange Act	16

Item 10. Executive Compensation	21

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters	22

Item 12. Certain Relationships and Related Transactions	25

Item 13. Exhibits	26

Item 14. Principal Accountant Fees and Services	26

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

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon Exercise of Outstanding warrants and rights	Weighted average exercise price of o/s options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	1, 350,000	$ 0.26	1,900,000

Equity compensation plans not approved by security holders	2,671, 900	$ 0.69

Total	4,021,990	$ 0.55	1,900,000

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

Dallas Talley, Chairman and Chief Executive Officer was the holder of a convertible debenture amounting to $80,000 as of December 31, 2005 and 2004. The note was past due as of December 31, 2005. The note bears interest at 12% per year and, as of December 31, 2005, the note and accrued interest is convertible into 396,800 shares of common stock. The Company has also borrowed $2,000,000 and $1,000,000 as of December 31, 2005 and 2004, respectively, from Water & Sand International Capital, Inc., an affiliate of Chester Nosal, Advisory Board member. The notes, due on demand, bore interest at 1 1/2% per month until November 30, 2005 ($1,200,000), February 28, 2006 ($400,000) or April 30, 2006 ($400,000), at which respective times the interest rate becomes 3% per month. The principal and interest is convertible to 11,158,554 shares of common stock at December 31, 2005. Chester Nosal was also a holder of a convertible debenture in the amount $200,000 in 2004. The debenture bore interest at 1% per month and the principal and interest was converted to 1,293,700 shares of common stock in 2005.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment 1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 has been signed by the following persons in the capacities indicated on the 14th day of April, 2006.

Signature	Title

/s/ John Davies	Chief Executive Officer
John Davies	(Principal Executive Officer)

/s/ Phil Marshall	Chief Financial Officer
Phil Marshall	(Principal Financial Officer)

/s/ Thomas Friezen	Director
Thomas Friezen

/s/ Takeshi Ogata	Director
Takeshi Ogata

/s/ Ann Heywood	Director
Ann Heywood

27
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

Also see Note 5 for additional party transaction disclosures.

3. Note Receivable

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

5. Long-term Debt, Notes Payable and Convertible Debt

The Company has borrowed amounts totaling $2,158,000 and $1,368,000 as of December 31, 2005 and 2004, respectively, from certain related parties. Certain of the notes are past due as of December 31, 2005. The notes bear interest at rates ranging from 12% per year to 3% per month and, as of December 31, 2005, are convertible into 12,399,855 shares of common stock at prices ranging from $.13 to $.45 per share.

The Company has certain other convertible debentures outstanding as of December 31, 2005 and December 31, 2004, bearing interest at rates from 10% to 15%. The debentures mature at various dates to March 2008 and are convertible, as of December 31, 2005 into 1,700,835 shares of common stock of the Company at prices ranging from $.13 to $.50 per share.

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